Form 10-Q
period 1996-03-31
LUNDGREN BROS CONSTRUCTION INC
filed 1996-05-13
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from              to

Commission File Number:    33-58934


                        LUNDGREN BROS. CONSTRUCTION, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                       41-0970679
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                         Identification No.)

935 East Wayzata Boulevard
Wayzata, Minnesota                                           55391
(Address of principal executive offices)                   (Zip Code)

                                  (612)473-1231
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_  No ___

On May 13, 1996, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.



PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                                       MARCH 31, DECEMBER 31,
                                                         1996       1995
                                                        -------   -------
                                                     (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                               $ 1,450   $ 2,984
Restricted cash                                             359       816
Receivables                                               1,406     1,078
Deposits and prepaid expenses                             3,389     2,861
Inventories                                              37,502    34,166
Land option and earnest money deposits                      812       921
Property and equipment, net                               1,586     1,682
Deferred income taxes                                        50        50
Other assets                                              3,367     3,205
                                                        -------   -------

                  Total assets                          $49,921   $47,763
                                                        =======   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                    3,663     3,650
Debt obligations                                         27,768    25,260
Obligations under capital leases                            503       505
Accounts payable                                          7,488     7,303
Cost to complete sold homes                                 896     1,245
Customer deposits                                         2,141     1,846
Accrued expenses                                          1,196     1,484
Income taxes payable                                       --          85
                                                        -------   -------

                  Total liabilities                      43,655    41,378

Commitments and contingencies                              --        --

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding           99        99
      Retained earnings                                   6,167     6,286
                                                        -------   -------
                                                          6,266     6,385
                                                        -------   -------

                  Total liabilities and
                      stockholders' equity              $49,921   $47,763
                                                        =======   =======

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1996        1995
                                                           --------    --------


Revenues                                                   $ 10,830    $ 11,214

Cost of revenues                                              9,097       9,547
                                                           --------    --------

              Gross profit                                    1,733       1,667

Operating expenses:
    Selling                                                     629         741
    General and administrative                                  981         907
                                                           --------    --------

                                                                123          19

Other income (expense):
    Interest expense                                           (455)       (326)
    Other, net                                                  134          20
                                                           --------    --------

              Loss from operations before income taxes         (198)       (287)

Income tax benefit                                              (79)       (116)
                                                           --------    --------

              Loss from operations before cumulative
                effect of change in accounting method          (119)       (171)

Cumulative effect on prior years of change in accounting
    method, net of income taxes of $527                        --           763
                                                           --------    --------

              Net (loss) income                                (119)        592

Retained earnings, beginning of period                        6,286       5,101
                                                           --------    --------

Retained earnings, end of period                           $  6,167    $  5,693
                                                           ========    ========
Net (loss) income per share:
     Loss from operations                                  $    (11)   $    (16)
     Cumulative effect of change in accounting method          --            72
                                                           --------    --------
                                                           $    (11)   $     56
                                                           ========    ========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                  MARCH 31,
                                                               1996        1995
                                                              -------    -------
Cash flows from operating activities:
      Net (loss) income                                       $  (119)   $   592
        Adjustments to reconcile net income to
         net cash used in operating activities:
           Cumulative effect of change in accounting method      --         (763)
           Depreciation and amortization for operations           128        128
            Deferred income taxes                                --           75
            Gain on disposal of property and equipment           --          (33)
            Gain on sale of investment                           (123)      --
            Changes in operating assets and liabilities        (2,630)    (5,933)
                                                              -------    -------

                 Net cash used in operating activities         (2,744)    (5,934)

Cash flows from investing activities:
      Expenditures for property and equipment                     (13)       (79)
      Proceeds on disposal of property and equipment             --           63
      Proceeds on sale of investment                              159       --
      Other                                                        14       --
      Increase in cash surrender value of
           life insurance                                        (231)      (171)
                                                              -------    -------

                Net cash used in investing activities             (71)      (187)

Cash flows from financing activities:
      Proceeds from bank lines of credit                        7,718      4,330
      Payment of principal on bank lines of credit             (7,705)      (350)
      Proceeds from debt obligations                            7,527      7,316
      Payment of principal on debt obligations                 (6,257)    (5,774)
      Payment of principal on capital lease obligations            (2)       (11)
                                                              -------    -------

                Net cash provided by financing activities       1,281      5,511
                                                              -------    -------

Decrease in cash and cash equivalents                          (1,534)      (610)

Cash and cash equivalents, at the beginning of the period       2,984      3,318
                                                              -------    -------

Cash and cash equivalents, at the end of the period           $ 1,450    $ 2,708
                                                              =======    =======



                  The accompanying notes are an integral part
                    of the consolidated financial statements.



               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1.    GENERAL

SIGNIFICANT ACCOUNTING POLICIES

The audited 1995 annual report of Lundgren Bros. Construction, Inc. and Subsidiaries (the Company), filed in its 1995 Form 10-K, contains a summary of significant accounting policies in the Notes to the Consolidated Financial Statements. The same accounting policies are followed in the preparation of the interim financial statements.

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three months ended March 31, 1996 and 1995 was 10,625.


BASIS OF PRESENTATION AND INTERIM PERIODS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The interim results are not necessarily indicative of the results for a fiscal year as a whole.

NOTE 2.    SELECTED FINANCIAL DATA
                                              March 31, 1996  December 31, 1995
                                               -----------    -----------------
                                               (UNAUDITED)
RECEIVABLES
      Trade                                     $     933         $    768
      Escrows                                         480              319
      Contracts and notes                              24               26
      Employees and officers                           13               17
      Other                                            11                3
                                                ---------         --------

                                                    1,461            1,133
      Less allowance for doubtful accounts             55               55
                                                ---------         --------
                                                $   1,406         $  1,078
                                                =========         ========



               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


SELECTED FINANCIAL DATA, CONTINUED
                                              March 31, 1996  December 31, 1995
                                               -----------    -----------------
                                               (UNAUDITED)
INVENTORIES
      Homes under construction                  $  15,568         $ 10,822
      Model homes                                   3,266            3,539
      Lots held for sale                           12,952           14,464
      Land held for future development              5,716            5,341
                                                ---------         --------

                                                $  37,502         $ 34,166
                                                =========         ========

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes        $     415         $    926
      Other                                           781              558
                                                ---------         --------
                                                $   1,196         $  1,484
                                                =========         ========

DEBT OBLIGATIONS
      Construction loans on single family
        homes                                   $  12,086         $  9,317
      Promissory notes                              5,035            3,860
      Development loans                             5,129            6,415
      Subordinate debenture series                  2,962            2,962
      Street, sewer and water assessments on land
        under development and lots held for sale    1,492            1,598
      Installment loans                               701              736
      Unsecured demand notes payable,
        stockholders                                  348              357
      Noncompete obligation, officer                   15               15
                                                ---------         --------
                                                $  27,768         $ 25,260
                                                =========         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

The Company acquired developed lots and land for future development under promissory notes with the sellers aggregating $1,238 and $512 during the three months ended March 31,1996 and 1995, respectively.


NOTE 3.    SEGMENT REPORTING

The Company operates principally in two business segments as follows:

* The new homes division, engaged in the interrelated activities of land acquisition and development and the design, construction, painting, staining and sale of detached single family homes.

* The remodeling division, engaged in the activities of designing and construction of residential remodeling projects. These projects include complete house renovations, kitchen remodelings, bathroom remodelings, second story additions, finished basements, enclosed porches and patios and other miscellaneous projects.

The following is a summary of the financial information relating to the Company's two business segments. A substantial amount of cost allocations are necessary to determine the operating income (loss) by segment. For this reason, and because the Company is an integrated enterprise, management does not represent that these segments, if operated as independent businesses, would result in the operating income (loss) amounts shown. Intersegment sales are not significant.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                    ---------
                                          1996                        1995
                                          ----                        ----
Revenues:
     New homes                         $ 9,924                    $ 10,240
     Remodeling                            906                         974

Operating income (loss):
     New homes                             233                         155
     Remodeling                           (110)                       (136)



NOTE 4.    LAND OPTION AND EARNEST MONEY DEPOSITS

The Company has entered into option and purchase agreements to acquire lots in residential housing developments and land for future development. On exercise of an option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement. Earnest money deposits are to be credited against future purchases. The Company had land purchase commitments totaling approximately $5,354 and $3,069 at March 31, 1996 and December 31, 1995, respectively, related to the earnest money deposits.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company is organized in two business segments: new homes and remodeling. New homes segment includes land acquisition and development, home building and home sales and painting and staining services. Remodeling consists of home remodeling design and construction services.

NEW HOMES

Revenues for the three months ended March 31, 1996 decreased $316,000 or 3.1% from the same period in 1995. The Company closed on sales of 27 homes in the first three months of 1996 as compared to 30 closings in the same period in 1995, and the average selling price of homes closed in the first three months of 1996 increased by 7.7% from the average selling price of homes closed in the same period in 1995. The Company believes that the decrease in homes closed was due to the timing of the removal of customer purchase contingencies and subsequent house starts in 1996 compared to 1995. The increase in average selling price is due to changes in the mix of homes closed in the first three months of 1996 compared to the same period in 1995.

Gross profit for the new homes segment for the three months ended March 31, 1996 was $1.6 million, an increase from $1.5 million in the same period in 1995. The Company's gross profit margin in the three months ended March 31, 1996 increased to 16.0% as compared to 14.8% in the same period in 1995. The Company believes that this increase in gross profit margin is due to changes in the location of the home developments and increase in the mix of homes sold on land developed by the Company versus lots purchased from other developers.

Operating expenses for the new homes segment (which include selling, general and administrative expenses) for the three months ended March 31, 1996 were approximately the same as in 1995. As a percentage of total new home revenues, these expenses increased to 13.7% in 1996 as compared to 13.3% in 1995, as most are fixed in nature.

REMODELING

Operating loss for the remodeling segment for the three months ended March 31, 1996 decreased to $110,000 from $136,000 in the same period in 1995. This decrease is due to improved cost controls in 1996.


OTHER INCOME (EXPENSE), NET

Interest expense for the three months ended March 31, 1996 increased $129,000 or 39.6% from the same period in 1995. This increase is mainly due to higher interest rates and increased borrowings for additional developed land inventories in 1996. Other income (expense), net increased $114,000 in the three months ended March 31, 1996 from the same period in 1995. The increase is mainly due to a gain on the sale of an investment in a land development partnership.

NET INCOME (LOSS)

Net loss in the three months ended March 31, 1996 was $119,000, a decrease of $711,000 from $592,000 of net income in the same period in 1995. This decrease is mainly due to the 1995 change in accounting for land acquisition and development costs of $763,000 and increased interest expense of $129,000 which is partially offset by a gain on the sale of an investment in a land development partnership and improved operating income from new home sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $2.7 million for the three months ended March 31, 1996, a decrease of approximately $3.2 million from the same period in 1995, during which operating activities used $5.9 million of cash. The decrease was primarily due to a decrease of $4.8 million, relative to 1995, in the amount of cash used to reduce accounts payable and increase prepaid expenses for land acquisition projects. These decreased cash uses are partially offset by an increase of $1.3 million, relative to 1995, of cash used for inventory.

Cash flows used in investing activities decreased by approximately $116,000 from $187,000 for the three months ended March 31, 1995 to $71,000 for the same period in 1996. The decrease was primarily due to proceeds from the sale of an investment in a land development partnership and a reduction of expenditures for property and equipment, which were partially offset by an increase in cash surrender value of life insurance.

Cash flows provided by financing activities decreased approximately $4.2 million to $1.3 million for the three months ended March 31, 1996 from $5.5 million in the same period in 1995. The decrease was primarily due to decreased net borrowings on the Company's bank lines of credit primarily due to the decrease, relative to 1995, in cash used in operating activities.


Financing

The Company believes that internally generated funds, amounts available under its two lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity. However, the Company may seek additional long-term financing.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements evolve with each stage of the process from land acquisition, to development, to construction of a home and sale of the home and lot.

The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $6.5 million. At March 31, 1996, the aggregate maximum credit available under the lines of credit was $6.1 million, of which $3.7 million was utilized and $2.4 million was available.

The Company's outstanding indebtedness as of March 31, 1996 included $17.5 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.


PART II. OTHER INFORMATION

Items 1 through 5.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are hereby incorporated by reference or filed herewith as indicated.

         *3.1 Articles of Incorporation of Lundgren in effect on the date hereof.

         *3.2     Bylaws of Lundgren on the date hereof.

         *4.1 Form of Debenture (included as Sections 202(A) and (B) of Indenture filed as Exhibit 4.2 hereto to this Annual Report on Form 10-K).

         *4.2 Form of Indenture by and between Lundgren and National City Bank Minnesota, National Association, as Trustee, including a Form of Debenture.

         *10.1 Lease by and between Lundgren, as lessor, Glenbrook Office Building Partnership, and Peter Pflaum and Patrick C. Wells, general partners, dated September 28, 1978.

         *10.2 Amended and Restated Stock Purchase Agreement, dated February 1, 1993, by and among Lundgren, Peter Pflaum, Patrick Wells, Edmund M. Lundgren, Gerald T. Lundgren and Allan D. Lundgren.

       ***10.3 Revolving Credit Line Agreement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

          10.4 Amended and Restated Mortgage Note, dated January 25, 1995, of the Company payable to Builders Development & Finance, Inc.

       ***10.5 Combination Mortgage, Security Agreement and Fixture Financing Statement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

         *10.6 Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Builders Development & Finance, Inc., dated July 27, 1990.

         *10.7 Demand Discretionary Revolving Credit Agreement between the Company and Norwest Bank Minnesota, National Association, dated November 30, 1990.

         *10.8 First Amended and Restated Revolving Note, dated May 1, 1992, of the Company payable to Norwest Bank Minnesota, National Association.

         *10.9 Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated November 30, 1990.

         *10.10 Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated May 1, 1992.

         *10.11 Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Norwest Bank Minnesota, National Association, dated November 5, 1990 and all extensions thereof.

     *****10.12   Commercial Lease, dated June 1, 1995, by and between
                  Koecheler & Olson Leasing and Lundgren Bros. Plumbing.

     *****10.13   Lease Agreement, dated April 10, 1995, by and between B.M.
                  Acquisitions Corporation (Brush Masters, Inc.) and John J.
                  Day.

         *10.14 Loan Agreement, dated as of May 8, 1992, by and between the Company and Builders Development & Finance, Inc.

         *10.15 First Mortgage Note, dated May 8, 1992, of the Company payable to Builders Development & Finance, Inc.

         *10.16 Second Mortgage Note, dated May 8, 1992, of the Company payable to Builders Development & Finance, Inc.

         *10.17 First Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

         *10.18 Second Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

         *10.19 Guaranty, dated as of May 8, 1992, by Peter Pflaum, Edmund M. Lundgren, Gerald T. Lundgren, Allan D. Lundgren and Patrick C. Wells for the benefit of Builders Development & Finance, Inc.

         *10.20 Construction Loan Agreement, dated as of July 22, 1992, by and between the Company and Scherer Bros. Financial Services Co.

         *10.21 Mortgage and Security Agreement, dated July 22, 1992, between the Company and Scherer Bros. Financial Services Co.

         *10.22 Promissory Note, dated July 22, 1992, of the Company payable to Scherer Bros. Financial Services Co.

         *10.23 Guaranty, dated as of July 22, 1992, by Allan Lundgren for the benefit of Scherer Bros. Financial Services Co.

         *10.24 Guaranty, dated as of July 22, 1992, by Patrick Wells for the benefit of Scherer Bros. Financial Services Co.

         *10.25 Guaranty, dated as of July 22, 1992, by Peter Pflaum for the benefit of Scherer Bros. Financial Services Co.

         *10.26 Guaranty, dated as of July 22, 1992, by Edmund Lundgren for the benefit of Scherer Bros. Financial Services Co.

         *10.27 Guaranty, dated as of July 22, 1992, by Gerald Lundgren for the benefit of Scherer Bros. Financial Services Co.

         *10.28 Development Loan Agreement, dated May 15, 1992, by and between the Company and Construction Mortgage Investors Co.

         *10.29 First Mortgage Note, dated May 15, 1992, of the Company payable to Construction Mortgage Investors Co.

         *10.30 First Mortgage, dated May 15, 1992, by the Company in favor of Construction Mortgage Investors Co.

         *10.31 Guaranty, dated May 15, 1992, by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Construction Mortgage Investors Co.

         *10.32 Contribution Agreement, dated as of February 17, 1993, by and among the Company, Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren.

     *****10.33   Shopping Center Lease, dated February 9, 1994, by and
                  between Oakdale Mall Associates and Lundgren Bros.
                  Construction, Inc. d/b/a Lundgren Bros. Remodeling.

         *10.34   Form of Option to Purchase Land.

         *10.35   Form of Contingent Purchase Agreement.

     *****10.36   Amendment No. 1 to Amended and Restated Stock Purchase
                  Agreement, dated April 1, 1993.

        **10.37 Amended and Restated Demand Discretionary Revolving Credit Agreement, dated March 18, 1994, by and between Norwest Bank Minnesota, National Association and Lundgren Bros. Construction, Inc.

      ****10.38   Fourth Amended and Restated Revolving Note (Demand), dated
                  March 14, 1995, of the Company payable to Norwest Bank
                  Minnesota, National Association.

      ****10.39   Consent and Reaffirmation of Guaranty, dated March 14, 1995, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan
                  D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank
                  Minnesota, National Association.

       ***10.40 Satisfaction of Combination Mortgage, Security Agreement and Fixture Financing Statement executed by Builders Development & Finance, Inc. on March 29, 1994.

       ***10.41 Letter Agreement, dated February 17, 1994, between Builders Funding Corporation and Lundgren Bros. Construction, Inc.

      ****10.42   Amendment, Extension and Reaffirmation Agreement, dated March
                  14, 1995, by and among Lundgren Bros. Construction, Inc.,
                  Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D.
                  Lundgren and Gerald T. Lundgren and Norwest Bank Minnesota,
                  National Association.

      ****10.43   Supplemental Assignment of Life Insurance Policies as
                  Collateral, dated March 14, 1995, by Lundgren Bros.
                  Construction, Inc. in favor of Norwest Bank Minnesota,
                  National Association.

      ****10.44   Second Supplemental Assignment of Life Insurance Policies as
                  Collateral, dated March 16, 1995, by Lundgren Bros.
                  Construction, Inc. in favor of Norwest Bank Minnesota,
                  National Association.

     *****10.45   Third Amendment to Combination Mortgage, Security Agreement
                  and Fixture Financing Statement and Amendment to Revolving
                  Credit Line Agreement, dated January 25, 1995, by Lundgren
                  Bros. Construction, Inc. and Builders Development & Finance,
                  Inc.

       ****18.1 Letter on accounting change, Coopers & Lybrand, LLP, dated May 12, 1995.

           27     Financial Data Schedule

* Incorporated by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-1, Registration No. 33-58934.

** Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*** Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

**** Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

***** Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LUNDGREN BROS. CONSTRUCTION, INC.


Date:    May 14, 1996                By: /s/ Peter Pflaum
                                         Peter Pflaum
                                         President, Chief Executive Officer and
                                         Principal Financial Officer