Form 10-Q
period 1996-06-30
LUNDGREN BROS CONSTRUCTION INC
filed 1996-08-13
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to _______

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

                                                           Yes __X__  No _____


On August 12, 1996, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.


PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            JUNE 30, 1996   DECEMBER 31, 1995
                                                            -------------   -----------------
                                                             (UNAUDITED)
                                     ASSETS
Cash and cash equivalents                                       $ 1,071            $ 2,984
Restricted cash                                                   1,677                816
Receivables                                                       1,811              1,078
Deposits and prepaid expenses                                     3,235              2,861
Inventories                                                      38,798             34,166
Land option and earnest money deposits                              758                921
Property and equipment, net                                       1,528              1,682
Other assets                                                      3,429              3,255
                                                                -------            -------

                  Total assets                                  $52,307            $47,763
                                                                =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                            5,446              3,650
Debt obligations                                                 29,182             25,260
Obligations under capital leases                                    502                505
Accounts payable                                                  5,425              7,303
Cost to complete sold homes                                       1,214              1,245
Customer deposits                                                 3,053              1,846
Accrued expenses                                                    932              1,484
Income taxes payable                                                 58                 85
                                                                -------            -------

                  Total liabilities                              45,812             41,378

Commitments and contingencies                                      --                 --

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding                   99                 99
      Retained earnings                                           6,396              6,286
                                                                -------            -------
                                                                  6,495              6,385
                                                                -------            -------

                  Total liabilities and stockholders' equity    $52,307            $47,763
                                                                =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,                  JUNE 30,
                                                            ---------------------     ---------------------
                                                              1996         1995         1996         1995
                                                            --------     --------     --------     --------
Revenues                                                    $ 19,102     $ 15,995     $ 29,932     $ 27,209

Cost of revenues                                              16,468       13,820       25,565       23,367
                                                            --------     --------     --------     --------

         Gross profit                                          2,634        2,175        4,367        3,842

Operating expenses:
    Selling                                                      681          631        1,310        1,372
    General and administrative                                 1,031        1,125        2,012        2,032
                                                            --------     --------     --------     --------

                                                                 922          419        1,045          438

Other income (expense):
    Interest expense                                            (538)        (568)        (993)        (894)
    Other, net                                                    (3)          10          131           30
                                                            --------     --------     --------     --------

         Income (loss) from operations before
           income taxes                                          381         (139)         183         (426)

Income tax provision (benefit)                                   152          (56)          73         (172)
                                                            --------     --------     --------     --------

         Income (loss) from operations before cumulative
           effect of change in accounting method                 229          (83)         110         (254)

Cumulative effect on prior years of change in accounting
    method, net of income taxes of $527                         --           --           --            763
                                                            --------     --------     --------     --------

      Net income (loss)                                          229          (83)         110          509

Retained earnings, beginning of period                         6,167        5,693        6,286        5,101
                                                            --------     --------     --------     --------

Retained earnings, end of period                            $  6,396     $  5,610     $  6,396     $  5,610
                                                            ========     ========     ========     ========

Net income (loss) per share:
     Income (loss) from operations                          $     22     $     (8)    $     10     $    (24)
     Cumulative effect of change in accounting method           --           --           --             72
                                                            --------     --------     --------     --------
                                                            $     22     $     (8)    $     10     $     48
                                                            ========     ========     ========     ========


The accompanying notes are an integral part of the consolidated financial statements.


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                               ---------------------
                                                                 1996         1995
                                                               --------     --------
Cash flows from operating activities:
      Net income                                               $    110     $    509
        Adjustments to reconcile net income to
         net cash used in operating activities:
           Cumulative effect of change in accounting method        --           (763)
           Depreciation and amortization                            224          263
            Deferred income taxes                                  --             75
            Gain on disposal of property and equipment             --            (34)
            Gain on sale of investment                             (123)        --
            Changes in operating assets and liabilities          (6,480)      (7,520)
                                                               --------     --------

                 Net cash used in operating activities           (6,269)      (7,470)

Cash flows from investing activities:
      Expenditures for property and equipment                       (34)        (122)
      Proceeds from disposal of property and equipment             --             73
      Proceeds from sale of investment                              159         --
      Increase in cash surrender value of
           life insurance                                          (260)        (226)
      Other                                                          14          (67)
                                                               --------     --------

                Net cash used in investing activities              (121)        (342)

Cash flows from financing activities:
      Proceeds from bank lines of credit                         18,115       10,022
      Payment of principal on bank lines of credit              (16,319)      (5,710)
      Proceeds from debt obligations                             22,135       19,356
      Payment of principal on debt obligations                  (19,451)     (16,644)
      Payment of principal on capital lease obligations              (3)         (14)
                                                               --------     --------

                Net cash provided by financing activities         4,477        7,010
                                                               --------     --------

Decrease in cash and cash equivalents                            (1,913)        (802)

Cash and cash equivalents, at the beginning of the period         2,984        3,318
                                                               --------     --------

Cash and cash equivalents, at the end of the period            $  1,071     $  2,516
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

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and six months ended June 30, 1996 and 1995 was 10,625.

BASIS OF PRESENTATION AND INTERIM PERIODS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The interim results are not necessarily indicative of the results for a fiscal year as a whole.

NOTE 2.    SELECTED FINANCIAL DATA

                                                 June 30, 1996      December 31, 1995
                                                 -------------      -----------------
                                                  (UNAUDITED)
RECEIVABLES
      Trade                                           $ 1,091           $   768
      Escrows                                             708               319
      Contracts and notes                                  23                26
      Employees and officers                               20                17
      Other                                                24                 3
                                                      -------           -------
                                                        1,866             1,133
      Less allowance for doubtful accounts                 55                55
                                                      -------           -------
                                                      $ 1,811           $ 1,078
                                                      =======           =======

INVENTORIES
      Homes under construction                        $15,870           $10,822
      Model homes                                       2,516             3,539
      Lots held for sale                               10,839            14,464
      Land under development                            4,322              --
      Land held for future development                  5,251             5,341
                                                      -------           -------
                                                      $38,798           $34,166
                                                      =======           =======

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes              $   299           $   926
      Other, principally interest                         633               558
                                                      -------           -------
                                                      $   932           $ 1,484
                                                      =======           =======

DEBT OBLIGATIONS
      Construction loans on single family homes       $12,606           $ 9,317
      Promissory notes                                  4,791             3,860
      Development loans                                 6,500             6,415
      Subordinate debenture series                      2,951             2,962
      Street, sewer and water assessments on land
        under development and lots held for sale        1,150             1,598
      Installment loans                                   840               736
      Unsecured demand notes payable, stockholders        329               357
      Noncompete obligation, officer                       15                15
                                                      -------           -------
                                                      $29,182           $25,260
                                                      =======           =======

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
      The Company acquired developed lots and land for future development under promissory notes with the sellers aggregating $1,238 and $928 during the six months ended June 30, 1996 and 1995, respectively.



NOTE 3.    SEGMENT REPORTING

The Company operates principally in two business segments as follows:

* The new homes division, engaged in the interrelated activities of land acquisition and development and the design, construction, painting, staining and sale of detached single family homes.

* The remodeling division, engaged in the activities of designing and constructing residential remodeling projects. These projects include complete house renovations, kitchen remodelings, bathroom remodelings, second story additions, finished basements, enclosed porches and patios and other miscellaneous projects.

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

                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30,                     JUNE 30,
                                       --------                     --------
                                 1996           1995           1996           1995
                                 ----           ----           ----           ----
Revenues:
     New homes                $ 18,253       $ 14,854       $ 28,177       $ 25,094
     Remodeling                    849          1,141          1,755          2,115

Operating income (loss):
     New homes                   1,047            422          1,280            577
      Remodeling                  (125)            (3)          (235)          (139)


NOTE 4.    LAND OPTION AND EARNEST MONEY DEPOSITS

The Company has entered into option and purchase agreements to acquire lots in residential housing developments and land for future development. Upon exercise of an option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement. Earnest money deposits are credited against future purchases. The Company had land purchase commitments totaling approximately $5,054 and $3,069 at June 30, 1996 and December 31, 1995, respectively, related to the earnest money deposits.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company is organized in two business segments: new homes and remodeling. The new homes segment includes land acquisition and development, home building and home sales, and painting and staining services. Remodeling consists of home remodeling design and construction services.

New Homes

Revenues increased $3.4 million or 22.9% and $3.1 million or 12.3% for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The Company closed on sales of 53 and 80 homes in the three and six months ended June 30, 1996, respectively, compared to 47 and 77 closings in the same periods in 1995. The average selling price of homes closed increased by 8.5% and 8.0% for the three and six months ended June 30, 1996, respectively, from the average selling price of homes closed for the same periods in 1995. The Company believes that the increase in homes closed in the three months ended June 30, 1996 was due to the timing of the removal of customer purchase contingencies and subsequent house starts in 1996 compared to 1995. The increase in average selling price is due to general price increases as a result of inflation and changes in the mix of homes closed in 1996 compared to 1995.

Gross profit margin for the new homes segment increased to 13.7% and 14.5% for the three and six months ended June 30, 1996, respectively, compared to 13.2% and 13.9% for the same periods in 1995. The Company believes that this increase in gross profit margin is due to changes in the location of the home developments, improvements to the Company's cost controls and an increase in the mix of homes sold on land developed by the Company versus lots purchased from other developers.

Operating expenses for the new homes segment (which include selling, general and administrative expenses) decreased by $90,000 and $95,000 in the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. As a percentage of total new home revenues, these expenses decreased to 8.0% and 10.0% for the three and six months ended June 30, 1996, respectively, compared to 10.4% and 11.6% for the same periods in 1995. The decrease is mainly due to the write-off, in 1995, of costs incurred on abandoned land acquisition projects. These reduced costs were partially offset with an increase in personnel in 1996.

Remodeling

Operating loss for the remodeling segment increased to $125,000 and $235,000 in the three and six months ended June 30, 1996, respectively, from $3,000 and $139,000 for the same periods in 1995. This increase is due to lower sales volume in 1996.

Other income (expense), net

Interest expense for the three months ended June 30, 1996 decreased $30,000 or 5.3% from the same period in 1995. This decrease is due to a reduction in the complete homes inventories in the three months ended June 30, 1996, compared to the same period in 1995. For the six months ended June 30, 1996, interest expense increased $99,000 or 11.1% from the same period in 1995. This increase is mainly due to increased borrowings for additional inventories in 1996. Other income (expense), net increased $101,000 in the six months ended June 30, 1996 from the same period in 1995. The increase is mainly due to a gain on the sale of an investment in a land development partnership.

Net income (loss)

Net income for the three months ended June 30, 1996 was $229,000, an increase of $312,000 from $83,000 of net loss for the same period in 1995. This increase is mainly due to an increase in homes closed in the three months ended June 30, 1996, compared to the same period in 1995. Net income for the six months ended June 30, 1996 was $110,000, a decrease of $399,000 from $509,000 of net income for the same period in 1995. This decrease is mainly due to the 1995 change in accounting for land acquisition and development costs of $763,000, which is partially offset by a gain on the sale of an investment in a land development partnership and improved operating income from new home sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $6.3 million for the six months ended June 30, 1996, a decrease of approximately $1.2 million from the $7.5 million used for the same period in 1995. During the six months ended June 30, 1996, cash was used for the seasonal and general increase in inventories of $3.4 million, the related increases in restricted cash of $861,000 and in receivables of $738,000, reduction of accounts payable of $1.9 million and the decrease in accrued expenses, principally payment of accrued bonuses of $552,000. These uses of cash were partially offset in 1996 by an increase in customer deposits of $1.2 million, with the balance of cash used in operations financed through increased borrowings on the company's lines of credit and other debt obligations of $4.5 million and the reduction of cash and cash equivalents of $1.9 million.

Cash flows used in investing activities were $121,000 for the six months ended June 30, 1996, a decrease of approximately $221,000 from $342,000 cash used for the same period in 1995. The decrease was primarily due to proceeds from the sale of an investment in a land development partnership and a reduction of expenditures for property and equipment, which were partially offset by an increase in the cash surrender value of life insurance.

Cash flows provided by financing activities were $4.5 million for the six months ended June 30, 1996, a decrease of approximately $2.5 million from the $7.0 million for the same period in 1995. The decrease was primarily due to a reduction in net borrowings on the Company's bank lines of credit as a result of a decrease in cash used in operating activities in 1996 relative to 1995 and a reduction in cash and cash equivalents as of June 30, 1996 compared to June 30, 1995.

Financing

The Company believes that internally generated funds, amounts available under its three lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity. However, the Company may seek additional long-term financing.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements evolve with each stage of the process from land acquisition, to development, to construction of a home and to the sale of the home and lot.

The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $9.1 million subject to a borrowing base. At June 30, 1996, the aggregate maximum credit available under the lines of credit was $8.9 million, of which $5.4 million was utilized and $3.5 million was available.

The Company's outstanding indebtedness as of June 30, 1996 included $20.4 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit, borrowing arrangements, and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future. The Company may explore additional financing alternatives in the future.


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

           ***10.3 Revolving Credit Line Agreement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

           *****10.4  Amended and Restated Mortgage Note, dated January 25,
                      1995, of the Company payable to Builders Development & Finance, Inc.

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

           10.46 Second Amended and Restated Mortgage Note, dated May 20, 1996, of Lundgren Bros. Construction, Inc. payable to Builders Development & Finance, Inc.

           10.47 Eighth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement and Second Amendment to Revolving Credit Line Agreement and Reaffirmation Agreement, dated May 20, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

           10.48 Promissory Note, dated March 21, 1996, of Lundgren Bros. Construction, Inc. payable to First Bank National Association.

           10.49 Letter Agreement, dated March 21, 1996, by Lundgren Bros. Construction, Inc. and First Bank National Association.

           10.50 Pledge Agreement, dated March 21, 1996, by Lundgren Bros. Construction, Inc. for the benefit of First Bank National Association.

           10.51 Control Agreement (With Broker or other Securities Intermediary), dated March 21, 1996, by Lundgren Bros. Construction, Inc., First Bank National Association and FBS Investment Services, Inc.

           10.52 Guaranty, dated March 12, 1996, by Edmund M. Lundgren for the benefit of First Bank National Association.

           10.53 Guaranty, dated March 12, 1996, by Allan Lundgren for the benefit of First Bank National Association.

           10.54 Guaranty, dated March 12, 1996, by Peter Pflaum for the benefit of First Bank National Association.

           10.55 Guaranty, dated March 12, 1996, by Patrick C. Wells for the benefit of First Bank National Association.

           10.56 Guaranty, dated March 12, 1996, by Gerald Lundgren for the benefit of First Bank National Association.

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

(b)   Reports on Form 8-K.

      The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LUNDGREN BROS. CONSTRUCTION, INC.


Date:    August 12, 1996   By:      /s/ Peter Pflaum
                                           Peter Pflaum
                                          (Principal Executive Officer)
                                          (Principal Financial Officer)



$4,500,000.00                                                       May 20, 1996
                                                              Wayzata, Minnesota

                    SECOND AMENDED AND RESTATED MORTGAGE NOTE


         FOR VALUE RECEIVED, LUNDGREN BROS. CONSTRUCTION, INC., a Minnesota corporation, as make ("Borrower"), promises to pay to the order of BUILDERS DEVELOPMENT & FINANCE, INC., a Minnesota corporation ("Lender"), at Lender's office in Wayzata, Minnesota, or such other place as the holder of this Note may designate, on or before December 31, 1997, the sum of Four Million Five Hundred Thousand and no/100 Dollars ($4,500,000.00), or if less, the aggregate unpaid principal amount of all advances and re-advances, made by Lender pursuant to the Revolving Credit Line Agreement (hereinafter defined), together with interest before and after maturity on all cash amounts advanced at the interest rate of three percent (3%) per annum above the "Reference Rate", from the date of the first advance under this Note until the entire unpaid balance of principal and accrued interest is paid in full. Interest accrued on the outstanding principal balance hereof shall be payable monthly on the first day of each month. Any interest remaining unpaid when due shall be added to and bear the same rate of interest as principal. Interest will be computed on the actual number of days elapsed in a 360-day year. The "Reference Rate" shall be that rate of interest publicly announced as such by First Bank National Association, as the same changes from time to time. Actual lending rates charged by said Bank to its borrowers may be at, above, or below the "Reference Rate". All changes in the rate of interest due on this Note because of a change in the "Reference Rate" shall become effective automatically on the same day the "Reference Rate" change takes effect.

         If Borrower fails to pay any amount due under this Note within 10 days after the date the amount is due, Borrower shall in addition pay to Lender a late charge in an amount equal to 4% of the delinquent amount.

         This Note amends and entirely restates that certain Amended and Restated Mortgage Note in the amount of $3,000,000.00 dated January 25, 1995 ("First Amended and Restated Note") made pursuant to a Revolving Credit Line Agreement dated March 18, 1994, amended on the date of this Note (the "Agreement") and evidences additional advances of $1,500,000.00 which may be made under the Agreement. The outstanding principal balance under the First Amended and Restated Note is included in the indebtedness evidenced by this Note and the combined outstanding principal balances of the First Amended and Restated Note and this Note shall not at any time exceed the sum of $4,500,000.00. The execution delivery and acceptance of this Note shall not constitute a novation or payment of the First Amended and Restated Note, and shall not release, impair, diminish or otherwise affect the security for the indebtedness thereby, or the priority thereof, or the liability of any maker, co-maker, endorser, surety or guarantor of such indebtedness. All payments shall be applied (i) first to any fees and costs owing under the Agreement, (ii) then against interest accrued under this Note as of the date of said payment, and
(iii) thereafter to the reduction of the principal balance of this Note. This Note may be prepaid at any time or times without penalty and its maturity is subject to acceleration upon the terms provided in the Agreement.

         This Note is secured by a Combination Mortgage, Security Agreement and Fixture Financing Statement dated March 18, 1994 ("Mortgage"), amended June 10, 1994, August 22, 1994, January 25, 1995, February 13, 1995, May 11, 1995,
September 8, 1995, February 14, 1996, and on the date of this Note, presently encumbering certain real property located in the State of Minnesota in the Counties of Hennepin, Carver and Dakota.

         This Note is subject to all provisions of the Agreement. If there is a default under this Note, the Agreement, the Mortgage, or any other document securing this Note, the entire unpaid principal balance of this Note, and all accrued interest, will, at Lender's option, become immediately due and payable, without notice other than that set forth in the Agreement.

         Borrower and each endorser and guarantor guaranty payment of this Note, and waive demand, presentment, notice of nonpayment, protest, notice of protest, notice of dishonor and diligence in collection, and agrees that without any notice Lender may from time to time extend, renew or otherwise modify the dates or amounts of payment, or release any parts of the property and interests subject to the Mortgage or other security for this Note, with or without consideration, and that in any such case any guarantor will continue to be liable to pay the unpaid balance of the indebtedness evidenced by this Note as so extended, renewed or modified and notwithstanding any such release. Borrower and each endorser and guarantor agree to pay all costs of collection, including attorneys' fees, if any payment is not made when due, and all costs and expense, including attorneys' fees incurred in protecting or preserving the security for this Note. Such attorneys' fees shall be owed (i) whether suit is brought or not, (ii) whether in any action Lender is a prevailing party or not, and (iii) for any kind of an action, including but not limited to any bankruptcy, insolvency or similar proceedings, and any probate or other proceedings involving a decedent.

         IN WITNESS WHEREOF, the undersigned has executed this Note as of the day and year first above written.

                                     LUNDGREN BROS. CONSTRUCTION, INC.


                                     By ________________________________________
                                      Its:______________________________________


MORTGAGE REGISTRATION TAX
DUE HEREON:   $3,450.00


                    EIGHTH AMENDMENT TO COMBINATION MORTGAGE,
               SECURITY AGREEMENT AND FIXTURE FINANCING STATEMENT
                                       AND
               SECOND AMENDMENT TO REVOLVING CREDIT LINE AGREEMENT
                                       AND
                             REAFFIRMATION AGREEMENT

         THIS AMENDMENT is made as of May 20, 1996, by and among Lundgren Bros. Construction, Inc., a Minnesota corporation (the "Mortgagor"), Builders Development & Finance, Inc., a Minnesota corporation (the "Mortgagee") and Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren (collectively, the "Guarantors").

                                    RECITALS

         A. The Mortgagor has executed and delivered to the Mortgagee a Combination Mortgage, Security Agreement and Fixture Financing Statement dated March 18, 1994 (the "Original Mortgage"). The Original Mortgage was amended by that certain First Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of June 10, 1994 ("First Amendment"), by that certain Second Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of August 22, 1994 ("Second Amendment"), by that certain Third Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement and Amendment to Revolving Credit Line Agreement dated as of January 25, 1995 ("Third Amendment"), by that certain Fourth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of February 13, 1995 ("Fourth Amendment"), by that certain Fifth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of May 11, 1995 ("Fifth Amendment"), by that certain Sixth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of September 8, 1995 ("Sixth Amendment") and by that certain Seventh Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement dated as of February 14, 1996 ("Seventh Amendment"). The Original Mortgage, the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the Sixth Amendment and the Seventh Amendment are collectively referred to herein as the "Mortgage." Certain lots described in the Mortgage have been released from the Mortgage and are no longer subject to the Mortgage or this instrument.

         B. The Original Mortgage was recorded as follows:

                  Office                        Filing Date     Doc. No.
                  ------                        -----------     --------
         Hennepin County Recorder's Office      April 4, 1994    6264214
         Hennepin County Registrar of Titles    June 6, 1994     2521600
         Hennepin County Registrar of Titles    April 4, 1994    2499013
         Dakota County Recorder's Office        April 4, 1994    1206249
         Carver County Recorder's Office        April 4, 1994    165103
         Carver County Registrar of Titles      April 4, 1994    T83447

         C. The First Amendment was recorded as follows:

                  Office                        Filing Date     Doc. No.
                  ------                        -----------     --------
         Hennepin County Recorder's Office      July 15, 1994    6313171
         Hennepin County Registrar of Titles    July 28, 1994    2536818
         Dakota County Recorder's Office        July 14, 1994    1228848
         Carver County Recorder's Office        July 19, 1994    169673
         Carver County Registrar of Titles      July 19, 1994    T84926

         D. The Second Amendment was recorded as follows:

                  Office                        Filing Date          Doc. No.
                  ------                        -----------          --------
         Hennepin County Recorder's Office      September 29, 1996   6345918
         Hennepin County Recorder's Office      August 31, 1994      6333560
         Dakota County Recorder's Office        September 2, 1994    1239106

         E. The Third Amendment was recorded as follows:

                  Office                        Filing Date        Doc. No.
                  ------                        -----------        --------
         Hennepin County Recorder's Office      February 3, 1995   6395270
         Hennepin County Registrar of Titles    February 6, 1995   2587774
         Dakota County Recorder's Office        February 2, 1995   1263412
         Carver County Recorder's Office        February 3, 1995   A177001
         Carver County Registrar of Titles      February 3, 1995   T87056

         F. The Fourth Amendment was recorded as follows:

                  Office                        Filing Date         Doc. No.
                  ------                        -----------         --------
         Hennepin County Recorder's Office      February 16, 1995   6399195

         G. The Fifth Amendment was recorded as follows:

                  Office                        Filing Date     Doc. No.
                  ------                        -----------     --------
         Dakota County Recorder's Office        May 16, 1995     1278546
         Dakota County Registrar of Titles      May 16, 1995      319850

         H. The Sixth Amendment was recorded as follows:

                  Office                        Filing Date          Doc. No.
                  ------                        -----------          --------
         Dakota County Recorder's Office        September 21, 1995    1302270
         Dakota County Registrar of Titles      September 21, 1995    325600
         Carver County Recorder's Office        September 19, 1995    185012
         Carver County Registrar of Titles      September 19, 1995    T89065

         I. The Seventh Amendment was recorded as follows:

                  Office                        Filing Date            Doc. No.
                  ------                        -----------            --------
         Hennepin County Registrar of Titles    February 26, 1996      2680664

         J. The Mortgage secures that certain Amended and Restated Mortgage Note dated January 25, 1995 (the "First Amended and Restated Note"), maturing on March 31, 1996, given by the Mortgagor in the principal sum of Three Million Dollars ($3,000,000), all or part of which may be advanced from time to time under that certain Revolving Credit Line Agreement, dated March 18, 1994 between the Mortgagor and the Mortgagee (the "Original Agreement"), as amended by the Third Amendment. The Original Agreement and the Third Amendment are referred to collectively as the "Agreement."

         K. By separate agreement, the parties extended the term of the First Amended and Restated Note and the Agreement to December 31, 1996.

         L. Payment and performance of the obligations of the Mortgagor under the Note, the Mortgage and the Agreement have been jointly and severally guaranteed by the Guarantors pursuant to that certain Guaranty dated March 18, 1994, executed by the Guarantors and delivered to the Mortgagee.

         M. The purpose of this Eighth Amendment is to: (i) extend the term of the Agreement upon payment of an Extension Fee as described herein; (ii) increase the maximum amount which Mortgagor may borrow under the Agreement;
(iii) reflect the execution and delivery to the Mortgagee of a Second Amended and Restated Mortgage Note dated of even date herewith in the principal amount of $4,500,000.00 (the "Second Amended and Restated Note") which amends the First Amended and Restated Note to evidence additional advances of $1,500,000 which may be made under the Agreement; (iv) amend the definition of the Maximum Loan Amount; (v) add additional Mortgaged Property, as such term is defined in the Mortgage; (v) establish new forms of Borrowing Base Certificate; (vi) set forth the terms and conditions for the use of each Borrowing Base Certificate; and
(vii) reaffirm the obligations of the Guarantors.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the facts recited, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Mortgagor and the Mortgagee hereby agree as follows:

         1. Extension of Agreement; Payment of Extension Fee. The term of the Agreement is hereby extended to December 31, 1997. The Mortgagor herewith delivers to the Mortgagee an Extension Fee in the amount of $45,000.

         2. Second Amended and Restated Note Secured By Mortgage. The Mortgagor hereby agrees that the lien of the Mortgage on the real estate described therein shall secure the Second Amended and Restated Note. The references in the Mortgage to the principal amount, maturity and interest rate of the Note are hereby amended to the extent necessary to reflect the amount, maturity and interest rate of the Second Amended and Restated Note. The Second Amended and Restated Note is in the amount of $4,500,000.00, it matures on December 31, 1997 and it bears interest at the rate provided therein. Each reference in the Agreement and the Mortgage to the "Note" shall be deemed, on and after the date of this Amendment, to refer to the Second Amended and Restated Note.

         The Second Amended and Restated Note amends and entirely restates the First Amended and Restated Note. The outstanding principal balance under the First Amended and Restated Note is included in the indebtedness evidenced by the Second Amended and Restated Note and the combined outstanding principal balances of the First Amended and Restated Note and the Second Amended and Restated Note shall not at any time exceed the sum of $4,500,000.00. The execution, delivery and acceptance of the Second Amended and Restated Note shall not constitute a novation or payment of the First Amended and Restated Note, and shall not release, impair, diminish or otherwise affect the security for the indebtedness thereby, or the priority thereof, or the liability of any maker, co-maker, endorser, surety or guarantor of such indebtedness.

         3. Maximum Loan Amount. Paragraph 2.b. of the Agreement is amended and restated as follows:

                  b. The Maximum Loan Amount from time to time under this Agreement shall be calculated on the most recent Borrowing Base Certificate filed with the Lender. Under no circumstances shall the Maximum Loan Amount exceed $4,500,000. If the outstanding principal amount owed under this Agreement at any time exceeds the current Maximum Loan Amount, then the Borrower shall repay the Lender to the extent necessary so that the outstanding principal balance does not exceed the Maximum Loan Amount.


         4. Additional Mortgaged Property. The terms "Land" and "Mortgaged Property" as used in the Mortgage shall include the following land, as well as that land which has not been released from the Mortgage heretofore:

         Southwest 1/4 of the Southeast 1/4 of Section 20, township 119 North Range 22 West, Hennepin County, Minnesota (the "Maple Grove Property").

         5. Release of Portion of Maple Grove Property. Mortgagee is aware that Mortgagor is under a contractual obligation to convey an approximately 2 acre portion of the Maple Grove Property once Mortgagee receives municipal approval to subdivide the parcel. Mortgagee agrees that it will execute and deliver a partial release of mortgage for the lien of the Mortgage for said 2 acre portion without a charge to Mortgagor.

         6. Borrowing Base Certificate. The form of the Borrowing Base Certificate as set forth in Exhibit A to the Agreement is revised to be the form attached hereto as Exhibit A. All references in the Agreement and the Mortgage to the "Borrowing Base Certificate" shall be deemed, on and after the date of this Amendment, to refer to the form of Borrowing Base Certificate attached hereto as Exhibit A.

         7. Substitution of Replacement Borrowing Base Certificate. The "Certificate Replacement Date" shall be the first occurring of either of the following two dates: (i) the date that a final plat which subdivides any portion of the Maple Grove Property then owned by Mortgagor into lots is filed with the Hennepin County Recorder's Office; or (ii) the date that Mortgagor no longer owns any portion of the Maple Grove Property. On the Certificate Replacement Date, the form of the Borrowing Base Certificate as set forth in Exhibit A to the Agreement shall be revised to be the form attached hereto as Exhibit B. All references in the Agreement and the Mortgage to the "Borrowing Base Certificate" shall be deemed, on and after the Certificate Replacement Date, to refer to the form of Borrowing Base Certificate attached hereto as Exhibit B.

         8. Consent of Guarantors. The Guarantors hereby consent to each and all of the provisions of this Eighth Amendment. Guarantors further acknowledge and agree that the Guaranty shall be and hereby is amended to provide that all references contained in the Guaranty shall henceforth refer to the Second Amended and Restated Note.

         9. Acknowledgment of Guarantors. Each of the Guarantors hereby acknowledges and agrees that the Guaranty executed by him and delivered to the Lender remains fully enforceable and in full force and effect in accordance with its original terms, except as expressly amended hereby, and is not subject to any defense, counterclaim or right of set-off.

         10. Terms and Conditions. All terms of the Agreement and the Mortgage shall remain in full force and effect except as amended hereby, and the Mortgagor restates and affirms all representations, warranties and covenants of the Mortgagor as set forth in the Agreement and in the Mortgage with respect to the Land herein described and with respect to that Land which has not been released of record from the lien of the Mortgage, and Mortgagor agrees to be bound by and to perform all of the covenants and agreements in the Mortgage at the time and in the manner therein provided.

         11. Security Unimpaired. Nothing herein contained shall be construed to impair the security of the lien of the Mortgage on the property described in the Mortgage, nor to affect or impair any rights or powers which the Mortgagee may have under the Second Amended and Restated Note, the Agreement and the Mortgage, all of which shall remain in full force and effect during the term of the Second Amended and Restated Note. This Amendment shall be binding upon and inure to the benefit of the Mortgagee and the Mortgagor and shall be binding upon the successors and assigns of each.

         12. Recording Fees and Taxes. The Mortgagor agrees to pay or reimburse the Mortgagee for any and all fees payable to public officials in connection with this instrument and the recording hereof, including any mortgage registration tax that may be due.

         IN WITNESS WHEREOF, the parties have executed this instrument as of the day and year first above written.

                                      MORTGAGOR:

                                      LUNDGREN BROS. CONSTRUCTION, INC.

                                      By _______________________________________

                                       Its _____________________________________

                                      MORTGAGEE:

                                      BUILDERS DEVELOPMENT & FINANCE, INC.

                                      By _______________________________________

                                       Its _____________________________________

                                       GUARANTORS


                                       -----------------------------------------
                                       Peter Pflaum


                                       -----------------------------------------
                                       Patrick C. Wells


                                       -----------------------------------------
                                       Allan D. Lundgren


                                       -----------------------------------------
                                       Edmund M. Lundgren


                                       -----------------------------------------
                                       Gerald T. Lundgren


STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }


The foregoing instrument was acknowledged before me this _____ day of May, 1996, by ______________________________, the _______________________________ of
Lundgren Bros. Construction, Inc., a corporation organized under the laws of the State of Minnesota, on behalf of the corporation.



                                                 -------------------------------
                                                 Notary Public

STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }

The foregoing instrument was acknowledged before me this _____ day of May, 1996, by ______________________________, the _______________________________ of
Builders Development & Finance, Inc., a corporation organized under the laws of the State of Minnesota, on behalf of the corporation.



                                                 -------------------------------
                                                 Notary Public


STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }

The foregoing instrument was acknowledged before me this _____ day of May, 1996, by Peter Pflaum.



                                                 -------------------------------
                                                 Notary Public


STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }

The foregoing instrument was acknowledged before me this _____ day of May, 1996, by Patrick C. Wells.



                                                 -------------------------------
                                                 Notary Public


STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }


The foregoing instrument was acknowledged before me this _____ day of May, 1996, by Allan D. Lundgren.



                                                 -------------------------------
                                                 Notary Public

STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }


The foregoing instrument was acknowledged before me this _____ day of May, 1996, by Edmund M. Lundgren.



                                                 -------------------------------
                                                 Notary Public


STATE OF MINNESOTA  }
                    }     ss.
COUNTY OF HENNEPIN  }


The foregoing instrument was acknowledged before me this _____ day of May, 1996, by Gerald T. Lundgren.



                                                 -------------------------------
                                                 Notary Public



THIS INSTRUMENT WAS DRAFTED BY:
LEONARD, STREET AND DEINARD (RLS/JCK)
150 South Fifth Street, Suite 2300
Minneapolis, Minnesota  55402
(612) 335-1500


                                    EXHIBIT A
                           BORROWING BASE CERTIFICATE

TO:               Builders Development & Finance, Inc. ("Lender")
                  1055 East Wayzata Boulevard, P.O. Box 637
                  Wayzata, MN  55391

FROM:             Lundgren Bros. Construction, Inc. ("Borrower")
                  935 East Wayzata Boulevard
                  Wayzata, MN  55391

RE:               $4,500,000.00 Revolving Credit Line Agreement
                  Dated:  March 18, 1994, as Amended ("Agreement")

        Pursuant to the terms of the Agreement and to induce Lender to extend credit to, or forebear from the collection of indebtedness presently outstanding from Lender to Borrower, Borrower hereby certifies to Lender that the following figures, with respect to Borrower's assets and liabilities are true and correct as of the ____ day of _________________, 199__:

   1.   Total Retail Value of Eligible Lots (Col. A)*             $___________
   2.   Times Allowable Advance Percentage                        x___________%
   3.   Equals Gross Borrowing Base - Eligible Lots               $___________
   4.   Minus Current Loan Balance (Col. B)*                      $___________
   5.   Minus Remaining Available Loan Funds (Col.C)*             $___________
   6.   Minus Estimated Special Assessments not covered
          by Remaining Available Loan Funds (Col.D)*              $___________
   7.   Equals Net Borrowing Base - Eligible Lots (Not Greater
          than $2,500,000)                                        $___________
   8.   Borrowing Base - Parcels (Not Greater Than $1,000,000)**  $___________
   9.   Borrowing Base - Maple Grove Property (Not Greater
          Than $1,000,000)***                                     $___________
   10.  Maximum Loan Amount (Sum of Lines 7+8+9)                  $___________

*Column letters refer to the attached Collateral Summary Report.
**as defined in Section 2.e. of the Agreement
***as defined in Section 4 of the Eighth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement and Second Amendment to Revolving Credit Line Agreement and Reaffirmation Agreement

        Borrower further certifies that no adverse change in Borrower's assets and liabilities has occurred since the date of the foregoing computation; no Event of Default exists under the Agreement; the representations and warranties contained in the Agreement are true and correct as of the date of this Certificate; and that as of the date of this Certificate the Maximum Loan Amount is not less than as calculated above.

                                    LUNDGREN BROS. CONSTRUCTION, INC

                                    By_________________________________
                                       Peter Pflaum, President



                                    EXHIBIT B
                           BORROWING BASE CERTIFICATE

TO:               Builders Development & Finance, Inc. ("Lender")
                  1055 East Wayzata Boulevard, P.O. Box 637
                  Wayzata, MN  55391

FROM:             Lundgren Bros. Construction, Inc. ("Borrower")
                  935 East Wayzata Boulevard
                  Wayzata, MN  55391

RE:               $4,500,000.00 Revolving Credit Line Agreement
                  Dated:  March 18, 1994, as Amended ("Agreement")

        Pursuant to the terms of the Agreement and to induce Lender to extend credit to, or forebear from the collection of indebtedness presently outstanding from Lender to Borrower, Borrower hereby certifies to Lender that the following figures, with respect to Borrower's assets and liabilities are true and correct as of the ____ day of _________________, 199__:

   1.        Total Retail Value of Eligible Lots (Col. A)*         $___________
   2.        Times Allowable Advance Percentage                    x___________%
   3.        Equals Gross Borrowing Base - Eligible Lots           $___________
   4.        Minus Current Loan Balance (Col. B)*                  $___________
   5.        Minus Remaining Available Loan Funds (Col.C)*         $___________
   6.        Minus Estimated Special Assessments not covered
               by Remaining Available Loan Funds (Col.D)*          $___________
   7.        Equals Net Borrowing Base - Eligible Lots
               (Not Greater Than $3,000,000)                       $___________
   8.        Borrowing Base - Parcels (Not Greater Than 50% of
               Line 7 and Not Greater Than $1,500,000)**           $___________
   9.        Maximum Loan Amount (Sum of Lines 7 + 8)              $___________

*Column letters refer to the attached Collateral Summary Report.
**as defined in Section 2.e. of the Agreement

        Borrower further certifies that no adverse change in Borrower's assets and liabilities has occurred since the date of the foregoing computation; no Event of Default exists under the Agreement; the representations and warranties contained in the Agreement are true and correct as of the date of this Certificate; and that as of the date of this Certificate the Maximum Loan Amount is not less than as calculated above.


                                             LUNDGREN BROS. CONSTRUCTION, INC

                                             By_________________________________
                                               Peter Pflaum, President



                                 PROMISSORY NOTE


$1,000,000.00                                             Minneapolis, Minnesota
                                                                  March 21, 1996


         FOR VALUE RECEIVED, on March 21, 1997, the undersigned, LUNDGREN BROS. CONSTRUCTION, INC., promises to pay to the order of FIRST BANK NATIONAL ASSOCIATION (the "Bank"), at its office in Minneapolis, Minnesota, or at such other place as any present or future holder of this Note may designate from time to time, the principal sum of (i) $1,000,000.00 or (ii) the aggregate unpaid principal amount of all advances of credit made by the Bank to the undersigned pursuant to this Note as shown in the records of any present or future holder of this Note, whichever is less, plus interest thereon from the date of each advance in whole or in part included in such amount until this Note is fully paid, computed on the basis of the actual number of days elapsed and a 360-day year, at an annual rate that shall always be 1.00% per annum in excess of the Reference Rate and that shall change when and as the Reference Rate shall change. Interest is due and payable on the last day of each month commencing March 31, 1996, and at maturity. The term "Reference Rate" means the rate established by the Bank from time to time in its sole discretion as its Reference Rate; the Bank may lend to its customers at rates that are at, above or below the Reference Rate. Notwithstanding the foregoing, after an Event of Default this Note shall bear interest until paid at 2% per annum in excess of the rate otherwise then in effect, which rate shall continue to vary based on further changes in the Reference Rate.

         All or any part of the unpaid balance of this Note may be prepaid at any time without penalty. At the option of the then holder of this Note, any payment under this Note may be applied first to the payment of other charges, fees and expenses under this Note and any other agreement or writing in connection with this Note, second to the payment of interest accrued through the date of payment, and third to the payment of principal. Amounts may be advanced and readvanced under this Note, provided the principal balance outstanding shall not exceed the amount first above written.

         The occurrence of any of the following events shall constitute an Event of Default under this Note: (i) any breach or default in the payment of this Note, and such breach or default continues for a period of 5 days; or (ii) any breach or default under the terms of any other note, debenture, indenture, obligation, mortgage, guaranty, other agreement, or other writing heretofore, herewith or hereafter existing to which any maker, endorser, guarantor or surety of this Note or any other person providing security for this Note or for any guaranty of this Note is a party; or (iii) the insolvency, death, dissolution, liquidation, merger or consolidation of any such maker, endorser, guarantor, surety or other person; or (iv) any appointment of a receiver, trustee or similar officer of any property of any such maker, endorser, guarantor, surety or other person; or (v) any assignment for the benefit of creditors of any such maker, endorser, guarantor, surety or other person; or (vi) any commencement of any proceeding under any bankruptcy, insolvency, receivership, dissolution, liquidation or similar law by or against any such maker, endorser, guarantor, surety or other person; or (vii) the sale, lease or other disposition (whether in one transaction or in a series of transactions) to one or more persons of all or a substantial part of the assets of any such maker, endorser, guarantor, surety or other person; or (viii) any such maker, endorser, guarantor, surety or other person takes any action to revoke or terminate any agreement, liability or security in favor of the Bank; or (ix) the entry of any final judgment or other final order for the payment of money in the amount of $25,000.00 or more against any such maker, endorser, guarantor, surety or other person, which judgment or order is not or is no longer subject to a stay pending appeal; or (x) the issuance or levy of any writ, warrant, attachment, garnishment, execution or other process against any property of any such maker, endorser, guarantor, surety or other person; or (xi) the attachment of any tax lien to any property of any such maker, endorser, guarantor, surety or other person; or (xii) any statement, representation or warranty made by any such maker, endorser, guarantor, surety or other person (or any representative of any such maker, endorser, guarantor, surety or other person) to any present or future holder of this Note at any time shall be incorrect or misleading in any material respect when made; or (xiii) there is a material adverse change in the condition (financial or otherwise), business or property of any such maker, endorser, guarantor, surety or other person; or (xiv) any present or future holder of this Note shall in good faith believe that the prospect of due and punctual payment or performance of this Note or the due and punctual payment or performance of any other note, obligation, mortgage, guaranty, or other agreement heretofore, herewith or hereafter given to or acquired by any present or future holder of this Note in connection with this Note is impaired.

         Upon the commencement of any proceeding under any bankruptcy law by or against any such maker, endorser, guarantor, surety or other person, this Note automatically shall become immediately due and payable for the entire unpaid principal balance of this Note plus accrued interest and other charges, fees and expenses under this Note without any declaration, presentment, demand, protest, or other notice of any kind. Upon the occurrence of any other Event of Default and at any time thereafter, the then holder of this Note may, at its option, declare this Note to be immediately due and payable and thereupon this Note shall become due and payable for the entire unpaid principal balance of this Note plus accrued interest and other charges, fees and expenses under this Note without any presentment, demand, protest or other notice of any kind.

         The undersigned (i) waives demand, presentment, protest, notice of protest, notice of dishonor and notice of nonpayment of this Note; (ii) agrees to promptly provide all present and future holders of this Note from time to time with financial statements of the undersigned and such other information respecting the financial condition, business and property of the undersigned as any such holder of this Note may request, in form and substance acceptable to such holder of this Note; (iii) agrees that when or at any time after this Note becomes due the then holder of this Note may offset or charge the full amount owing on this Note against any account then maintained by the undersigned with such holder of this Note without notice; (iv) agrees to pay on demand all fees, costs and expenses of all present and future holders of this Note in connection with this Note and any security and guaranties for this Note, and any transactions and matters relating to this Note and to any security and guaranties for this Note, including but not limited to audit fees and expenses and reasonable attorneys' fees and legal expenses, plus interest on such amounts at the rate set forth in this Note; and (v) consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related in any way to this Note or any security or guaranty for this Note, or any transaction or matter relating to this Note or to any security or guaranty for this Note, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank or any other present or future holder of this Note relating in any way to this Note or any security or guaranty for this Note, or any transaction or matter relating to this Note or to any security or guaranty for this Note, shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division. Interest on any amount under this Note shall continue to accrue, at the option of any present or future holder of this Note, until such holder receives final payment of such amount in collected funds in form and substance acceptable to such holder.

         No waiver of any right or remedy under this Note shall be valid unless in writing executed by the holder of this Note, and any such waiver shall be effective only in the specific instance and for the specific purpose given. All rights and remedies of all present and future holders of this Note shall be cumulative and may be exercised singly, concurrently or successively. This Note shall bind the undersigned and the successors and assigns of the undersigned. This Note shall be governed by and construed in accordance with the laws of the State of Minnesota.


         THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS NOTE AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS NOTE. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY ANY PRESENT OR FUTURE HOLDER OF THIS NOTE WITH THE EXPRESS PROVISIONS OF THIS NOTE SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.


                                              LUNDGREN BROS. CONSTRUCTION, INC.


                                              By________________________________
                                               Title____________________________


March 21, 1996



To:      Lundgren Bros. Construction, Inc.
         935 East Wayzata Blvd.
         Wayzata, MN  55391

Ladies and Gentlemen:

This letter agreement confirms the additional agreements between Lundgren Bros. Construction, Inc., a Minnesota corporation (the "Borrower"), and First Bank National Association (the "Bank"). In consideration of the mutual agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, the Borrower and the Bank agree as follows:

                  1. Subject to the provisions of this letter agreement, at the Borrower's request, the Bank shall make loans to the Borrower during the period from the date of this letter agreement to March 21, 1997 in an aggregate amount not exceeding $1,000,000.00 at any time outstanding (the "Line of Credit"). The Line of Credit is a revolving line of credit, and the Borrower may borrow, prepay and reborrow under the Line of Credit. The Borrower's obligation to repay such loans and to pay interest and other charges, fees and expenses thereon is evidenced by the Borrower's promissory note dated March 21, 1996 payable to the order of the Bank in the principal amount of $1,000,000.00 (together with any amendments, extensions, renewals and replacements thereof, called the "Revolving Note"). The Bank shall have no obligation to make any such loan after the occurrence of any default or event of default under the Revolving Note or any other agreement of the Borrower with the Bank, or any other event that would accelerate or allow the Bank to accelerate payment of the Revolving Note. The Borrower shall use all proceeds of such loans solely for working capital of the Borrower. Upon the execution of this letter agreement, the Borrower shall pay the Bank in cash a loan fee in the amount of $7,500.00

         2. The Borrower shall not at any time within 3 months after any Determination Date permit the unpaid principal balance of the Revolving Note to exceed the Borrowing Base (which Borrowing Base is computed as of the end of such Determination Date).

         3. As long as any now existing or hereafter arising debt, obligation or liability of the Borrower to the Bank shall remain outstanding, the Borrower shall comply with the following requirements:

                  a. The Borrower shall deliver to the Bank, in form and substance acceptable to the Bank:

i. As soon as available, and in any event within 120 days after each fiscal year of the Borrower: (A) the annual audited financial statements of the Borrower for such fiscal year, with the unqualified opinion of independent certified public accountants acceptable to the Bank, which shall include the balance sheet of the Borrower as of the end of such fiscal year, and the related statements of income, cash flows and stockholders' equity of the Borrower for such fiscal year, including all supporting schedules and notes, all in reasonable detail, prepared in accordance with GAAP; and (B) a listing of the Borrower's contingent obligations as of the end of such fiscal year; and

ii. As soon as available, and in any event within 45 days after the end of each of the first three quarters of each fiscal year of the Borrower, the quarterly financial statements of the Borrower for such quarter, prepared by the Borrower in accordance with GAAP; and

iii. Within 10 days after each Determination Date, a Borrower's Certificate in the form of Exhibit A attached hereto executed by the chief financial officer of the Borrower; and

iv. Within 10 days after the Bank's request therefor, such other information about the Borrower as the Bank may reasonably request from time to time.

                  b. The Borrower shall keep accurate books and records in which true and complete entries will be made in accordance with GAAP. Upon request of the Bank, the Borrower, during normal business hours, shall give any representatives of the Bank access to and permit such representatives to examine and copy all books, records and other writings in its possession, to inspect its property and to discuss its finances, accounts, property and business with any of its officers and directors.

                  c. The Borrower shall file when due all required tax returns, shall pay when due all taxes, assessments and other governmental charges levied or imposed upon it or upon its income or profits or upon any of its property, and shall pay when due all lawful claims for labor, materials and supplies which, if unpaid, might become a lien or charge upon any property of the Borrower; provided, that the Borrower shall not be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

                  d. The Borrower shall keep and maintain its inventory, equipment, real estate and other property necessary or useful in its business in good condition and repair and shall pay when due all rental and mortgage payments due on such property; provided, that nothing in this Section shall prevent the Borrower from discontinuing the operation and maintenance of any such property if such discontinuance is, in the reasonable judgment of the Borrower, desirable in the conduct of its business and not disadvantageous in any material respect to the Bank

                  e. The Borrower shall obtain and maintain insurance with insurers that are acceptable to the Bank, in such amounts and with such coverages (including without limitation liability insurance, fire, hazard and extended coverage insurance on all of its assets, necessary workers' compensation insurance, and all other coverages as are consistent with industry practice) as are acceptable to the Bank.

                  f. The Borrower shall preserve and maintain its existence and all of its rights, privileges and franchises, and shall comply with all applicable laws and regulations.

         4. In this letter agreement:

                  a. "Borrowing Base" means the sum of (i) $300,000.00, plus
(ii) the aggregate fair market value of the Borrower's investments which the Bank, in its sole discretion, shall deem acceptable, and in which the Bank shall have a perfected security interest constituting a first lien in form and substance acceptable to the Bank.

                  b. "Determination Date" shall mean March 21, 1996, June 21, 1996, September 21, 1996, and December 21, 1996.

                  c. "GAAP" means generally accepted accounting principles consistently applied. Except as otherwise approved by the Bank in writing, all financial reporting, financial record keeping, and financial calculations in connection with this letter agreement shall be made on the basis of accounting principles, methods, elections and estimates that are consistent and that are consistent with the accounting principles, methods, elections and estimates used in the last annual financial statements of the Borrower delivered by the Borrower to the Bank before or upon the execution of this letter agreement.

         5. The Borrower's failure to comply with any provision of this letter agreement shall constitute a default under each of the Borrower's present and future promissory notes to the Bank. No provision of this letter agreement can be amended, modified, waived or terminated, except by a writing executed by the Borrower and the Bank. The Borrower shall pay to the Bank on demand all of the Bank's costs and expenses, including but not limited to reasonable attorneys' fees and legal expenses, in connection with this letter agreement, the writings executed herewith, and the transactions described herein and therein. This letter agreement shall bind and benefit the parties and their respective successors and assigns; provided, the Borrower shall not assign any of its rights or obligations under this letter agreement without the prior written consent of the Bank, and any assignment in violation of this sentence shall be null and void. This letter agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

Sincerely,

FIRST BANK NATIONAL ASSOCIATION


By ____________________________________
Title __________________________________


       Lundgren Bros. Construction, Inc. agrees to this letter agreement.

Executed as of March 21, 1996.


LUNDGREN BROS. CONSTRUCTION, INC.


By ________________________________________
Title ______________________________________


                                    EXHIBIT A

                        LUNDGREN BROS. CONSTRUCTION, INC.

                             BORROWER'S CERTIFICATE


         I, ________________________, the chief financial officer of Lundgren Bros. Construction, Inc., a Minnesota corporation (the "Borrower"), pursuant to the letter agreement dated March 21, 1996 (the "Agreement"), hereby certify to First Bank National Association (the "Bank"):


                  As of the close of business on _________________, 1996 (the most recent Determination Date), the aggregate fair market value of the Borrower's investments in account number 000303451 at FBS Investment Services, Inc. was $__________________.

                  As of the date of this Certificate, no event has occurred which constitutes a default or an event of default under the Revolving Note (as defined in the Agreement), or an event that would accelerate or allow the Bank to accelerate payment of the Revolving Note, or would constitute any default or event of default under the Revolving Note with notice or the passage of time or both.


Date of Certificate: ______________________________, 19


                                                    ____________________________
                                                    Signature


                                PLEDGE AGREEMENT


                                                            Date: March 21, 1996



Debtor:  Lundgren Bros. Construction, Inc.
Address: 935 E. Wayzata Boulevard
              Wayzata, MN 55391

          Secured
 Party:   First Bank National Association
 Address: 601 Second Avenue South
          Minneapolis, MN 55402-4302

         1. To secure the payment and performance of each and every debt, liability and obligation of every type and description which the Debtor may now or at any time owe to the Secured Party, whether now existing or hereafter arising, direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, independent, joint, several or joint and several (all such debts, liabilities and obligations being herein collectively referred to as the "Obligations"), the Debtor grants the Secured Party a security interest (the "Security Interest") in the following property (the "Collateral"):

         All of Debtor's present and future investments and other property in the Debtor's account number 000303451 with FBS Investment Services, Inc., all present and future dividends and other distributions on such investments and other property, all of the Debtor's other present and future rights relating to such investments and other property, and all proceeds of the foregoing, including without limitation all accounts, instruments, chattel paper, other rights to payment, deposit accounts, money and general intangibles related to the foregoing.

         2. If the Debtor has or receives any certificate, other instrument, chattel paper, option, right, interest, dividend, or other distribution relating to any Collateral, the Debtor shall hold or accept the same as the Secured Party's agent, in trust for the Secured Party, and shall deliver the same forthwith to the Secured Party in the exact form received with, as applicable, the Debtor's endorsement or appropriate assignment duly executed in blank in form acceptable to the Secured Party, to be held by the Secured Party under the terms of this Agreement; provided, until the occurrence of an Event of Default, the Debtor shall retain all voting rights with respect to the Collateral. At any time the Secured Party, at its option, may have any or all of the Collateral registered in its name or that of its nominee. At the Secured Party's request, the Debtor shall cause the issuer of the same to effect such registration.

         3.   The Debtor represents, warrants and agrees as follows:

              a. The Debtor is a Minnesota corporation, and the address of the Debtor's chief executive office is shown at the beginning of this Agreement. The Debtor has not used any trade name, assumed name, or other name except Lundgren Bros. Construction, Inc. The Debtor shall give the Secured Party prior written notice of any change of the Debtor's name or address. The Debtor has power and authority to enter into and perform this Agreement. The Debtor's Internal Revenue Service taxpayer identification number is 41-0970679.

              b. The Debtor has absolute legal and beneficial title to the Collateral free and clear of all pledges, security interests, liens, encumbrances and charges except the Security Interest. None of the Collateral is or shall be held in trust for any person under the Indenture dated May 14, 1993 between the Debtor and National City Bank of Minneapolis, as trustee, or in trust for any other person except the Secured Party. All stock constituting Collateral has been duly and validly issued and is fully paid and nonassessable. There is no restriction on the transfer of any stock or securities constituting Collateral except as provided on the face of the certificates evidencing the same delivered or to be delivered to the Secured Party. No financing statement covering any Collateral is on file in any public office.

              c. The Debtor, at its expense, shall defend the Collateral and the Security Interest against the claims and demands of all persons other than the Secured Party. The Debtor shall not sell or otherwise dispose of any Collateral or any interest therein, or create, incur or permit to exist any pledge, security interest, lien, encumbrance or charge in or with respect to any Collateral, except the Security Interest. The Debtor shall promptly pay when due all taxes and other charges levied or assessed upon or against any Collateral, and shall execute such writings and take such other actions with respect to the Collateral as the Secured Party may request.

              d. The Debtor shall deliver to the Secured Party upon receipt all notices, reports and other writings received by the Debtor as owner or holder of any Collateral.

              e. If, in the judgment of the Secured Party, the Collateral decreases in value, or if the Collateral becomes unsatisfactory to the Secured Party , the Debtor, at the request of the Secured Party, shall provide the Secured Party with additional collateral security satisfactory and in form acceptable to the Secured Party.

         4. The Secured Party shall be deemed to have fulfilled its duty of care with respect to any Collateral in its possession if the Secured Party exercises reasonable care in physically safekeeping such Collateral, and with respect to any Collateral in the possession of a bailee or other third person selected by the Secured Party if the Secured Party exercises reasonable care in the selection of the bailee or other person. The Secured Party shall have no other duty, liability or responsibility with respect to any Collateral.

         5. The Secured Party, in the name of the Debtor or otherwise, whether or not an Event of Default has occurred, shall have the authority but shall not be obligated to demand, collect, receive and receipt for, compromise, compound, settle and give acquittance for and prosecute and discontinue any suits or proceedings in respect of any Collateral; take any action which the Secured Party may deem necessary with respect to the Collateral, including without limitation performing any contract or agreement and endorsing in the name of the Debtor any checks, drafts, notes or other writings related to any Collateral; and apply any proceeds against any of the Obligations as the Secured Party, in its sole discretion, may determine, whether the same shall then be due or not due. The Debtor shall not agree to any modification, amendment, subordination or cancellation of any Collateral without the prior written consent of the Secured Party.

         6. The occurrence of any of the following events shall constitute an "Event of Default": (a) any breach or default in the payment or performance of any of the Obligations; or (b) any breach or default under the terms of this Agreement or any other note, debenture, indenture, obligation, mortgage, guaranty, other agreement, or other writing heretofore, herewith or hereafter existing to which the Debtor or any maker, endorser, guarantor or surety of any of the Obligations or any other person providing security for any of the Obligations or for any guaranty of any of the Obligations is a party; or (c) the insolvency, death, dissolution, liquidation, merger or consolidation of the Debtor or any such maker, endorser, guarantor, surety or other person; or (d) any appointment of a receiver, trustee or similar officer of any property of the Debtor or any such maker, endorser, guarantor, surety or other person; or (e) any assignment for the benefit of creditors of the Debtor or any such maker, endorser, guarantor, surety or other person; or (f) any commencement of any proceeding under any bankruptcy, insolvency, receivership, dissolution, liquidation or similar law by or against the Debtor or any such maker, endorser, guarantor, surety or other person; or (g) the sale, lease or other disposition (whether in one transaction or in a series of transactions) to one or more persons of all or a substantial part of the assets of the Debtor or any such maker, endorser, guarantor, surety or other person; or (h) the Debtor or any such maker, endorser, guarantor, surety or other person takes any action to revoke or terminate any agreement, liability or security in favor of the Secured Party; or (i) the entry of any judgment or other order for the payment of money in the amount of $25,000.00 or more against the Debtor or any such maker, endorser, guarantor, surety or other person; or (j) the issuance or levy of any writ, warrant, attachment, garnishment, execution or other process against any property of the Debtor or any such maker, endorser, guarantor, surety or other person; or (k) the attachment of any tax lien to any property of the Debtor or any such maker, endorser, guarantor, surety or other person; or (l) any statement, representation or warranty made by the Debtor or any such maker, endorser, guarantor, surety or other person (or any representative of the Debtor or any such maker, endorser, guarantor, surety or other person) to the Secured Party at any time shall be incorrect or misleading in any material respect when made; or (m) there is a material adverse change in the condition (financial or otherwise), business or property of the Debtor or any such maker, endorser, guarantor, surety or other person; or (n) the Secured Party shall in good faith believe that the prospect for due and punctual payment or performance of any of the Obligations, this Agreement or any other note, obligation, mortgage, guaranty, or other agreement heretofore, herewith or hereafter given to or acquired by the Secured Party in connection with any of the Obligations is impaired.

         7. Upon the commencement of any proceeding under any bankruptcy law by or against the Debtor or any such maker, endorser, guarantor, surety or other person, all Obligations automatically shall become immediately due and payable in full, without declaration, presentment, or other notice or demand, all of which are hereby waived by the Debtor. In addition, upon the occurrence of an Event of Default and at any time thereafter, the Secured Party may exercise any one or more of the following rights and remedies: (a) declare all Obligations to be immediately due and payable in full and the same shall thereupon be immediately due and payable in full, without presentment or other notice or demand, all of which are hereby waived by the Debtor; (b) exercise all voting and other rights and options with respect to the Collateral; (c) exercise and enforce any and all other rights and remedies available upon default under this Agreement, the Uniform Commercial Code and any other applicable agreements and laws. If notice to the Debtor of any intended disposition of Collateral or other action is required, such notice shall be deemed reasonably and properly given if mailed by regular or certified mail, postage prepaid, to the Debtor at the address stated at the beginning of this Agreement or at the most recent address shown in the Secured Party's records, at least 10 days prior to the action described in such notice.

         8. If the Secured Party elects to exercise its right to sell or otherwise dispose of any Collateral and if, in the judgment of the Secured Party, it is necessary to have the Collateral to be disposed of registered under the provisions of the Securities Act of 1933, as amended (hereinafter the "Act"), or any other law, the Debtor shall use the Debtor's best efforts to cause the issuer of the Collateral and its directors and officers to take all actions necessary to register the Collateral to be disposed of under the provisions of the Act or such other law, and otherwise comply with all provisions of the Act and all other applicable laws as the Secured Party deems necessary in order to dispose of such Collateral, all at the expense of the Debtor. Notwithstanding the foregoing, the Debtor recognizes that the Secured Party may be compelled to resort to one or more private sales of Collateral to a restricted group of purchasers who will be obligated to agree, among other things, to acquire the Collateral for their own account, for investment and not with a view to distribution or resale thereof. The Debtor acknowledges and agrees that any such private sales may be at prices and on terms less favorable to the Secured Party than those of public sales, and agrees that such private sales shall be deemed to have been made in a commercially reasonable manner and that the Secured Party shall have no obligation to delay the sale of any Collateral to permit the issuer thereof to register it under the Act or any other law or take any other action.

         9. All of the Secured Party's advances, fees, charges, costs and expenses, including but not limited to audit fees and expenses and reasonable attorneys' fees and legal expenses, in connection with this Agreement, the Collateral, the Security Interest and the Obligations, together with interest thereon from the date incurred or paid by the Secured Party at the highest rate then applicable to any of the Obligations, shall be secured hereunder and shall be paid by the Debtor to the Secured Party on demand.

         10. The Debtor consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this Agreement, the Collateral, the Security Interest or any of the Obligations, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the Debtor against the Secured Party in connection with this Agreement, the Collateral, the Security Interest or any of the Obligations shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

         11. A carbon, photographic or other reproduction of this Agreement is sufficient as a financing statement. No provision of this Agreement can be waived, modified, amended, abridged, supplemented, terminated or discharged and the Security Interest cannot be released or terminated, except by a writing duly executed by the Secured Party. A waiver shall be effective only in the specific instance and for the specific purpose given. No delay or failure to act shall preclude the exercise or enforcement of any of the Secured Party's rights or remedies. All rights and remedies of the Secured Party shall be cumulative and may be exercised singularly, concurrently or successively at the Secured Party's option, and the exercise or enforcement of any one such right or remedy shall not be a condition to or bar the exercise or enforcement of any other. This Agreement shall bind and benefit the Debtor and the Secured Party and their respective successors and assigns and shall take effect when executed by the Debtor and delivered to the Secured Party, and the Debtor waives notice of the Secured Party's acceptance hereof. If any provision or application of this Agreement is held unlawful or unenforceable in any respect, such illegality or unenforceability shall not affect other provisions or applications which can be given effect, and this Agreement shall be construed as if the unlawful or unenforceable provision or application had never been contained herein or prescribed hereby. All representations and warranties contained in this Agreement shall survive the execution, delivery and performance of this Agreement and the creation, payment and performance of the Obligations. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

         THE DEBTOR REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE DEBTOR HAS READ ALL OF THIS AGREEMENT AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS AGREEMENT. THE DEBTOR ALSO AGREES THAT COMPLIANCE BY THE SECURED PARTY WITH THE EXPRESS PROVISIONS OF THIS AGREEMENT SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.


                                               LUNDGREN BROS. CONSTRUCTION, INC.


                                                 By_____________________________
                                                 Title__________________________



CONTROL AGREEMENT
                 (With Broker or other Securities Intermediary)

                                                            Date: March 21, 1996


Debtor:           Lundgren Bros. Construction, Inc.
                  935 E. Wayzata Boulevard
                  Wayzata, MN 55391

Bank:             First Bank National Association
                  601 Second Avenue South
                  Minneapolis, MN 55402-4302

Broker or other Securities Intermediary:
                  FBS Investment Services, Inc.
                  100 South Fifth Street, Suite 1400
                  Minneapolis, MN  55402



Defined Words. In this agreement, "Debtor" means each and all of the persons shown above as Debtor. "Bank" means the Bank shown above. "Intermediary" means the broker or other securities intermediary shown above. "Control" is defined in the Uniform Commercial Code. The Debtor, the Bank, and the Intermediary agree to all of the provisions of this agreement. The Debtor consents to the Intermediary entering into this agreement.

Security Interest. The Debtor has given the Bank a security interest in the following property (called the "Collateral"):

         All of the Debtor's present and future investments and other property in the Debtor's account number 000303451 with the Intermediary, all present and future dividends and other distributions on such investments and other property, all of the Debtor's other present and future rights relating to such investments and other property, and all proceeds.

Notice of Security Interest. The Debtor and the Bank give the Intermediary notice of the Bank's security interest in the Collateral. The Intermediary agrees that the Intermediary has received this notice, and that the Bank has a security interest in the Collateral.

Control. By entering into this agreement, the Debtor, the Bank, and the Intermediary are giving the Bank control over the Collateral and are perfecting the Bank's security interest in the Collateral by control. The Intermediary will comply with all of the Bank's entitlement orders relating to any of the Collateral without any further consent of the Debtor. This means that the Intermediary will comply with all notices from the Bank that direct the Intermediary to trade or redeem any Collateral, or to deliver, transfer or pay any Collateral to the Bank or to anyone that the Bank designates.

Rights of Debtor and Others. Except for cash dividends, without the Bank's written consent, the Intermediary will not comply with any notice or other request from the Debtor or anyone else (except the Bank) relating to any Collateral, and the Intermediary will not trade or redeem any Collateral (except at the Bank's request), or deliver, transfer or pay any Collateral to the Debtor or anyone else except the Bank.

Cash Dividends. Until the Intermediary receives notice from the Bank that the Debtor's dividend rights are cancelled, the Intermediary will pay all cash dividends on the Collateral to the Debtor. After the Intermediary receives notice from the Bank that the Debtor's dividend rights are cancelled, the Intermediary will pay all cash dividends to the Bank or to anyone that the Bank designates in the notice.

Debtor's Rights. If the Debtor's debts secured by the Collateral are paid in full, and the Bank's obligations to lend to the Debtor are cancelled, at the Debtor's request the Bank will cancel the security interest in the Collateral, and the Bank and the Intermediary will cancel this agreement.

Representations and Agreements. The Debtor and the Intermediary represent to the Bank and agree that:

         1. No one except the Bank and the Intermediary has control over any of the Collateral. Neither the Debtor nor the Intermediary has entered into any agreement that gives anyone except the Bank and the Intermediary control over any of the Collateral. No one has made a claim against any of the Collateral. No one (except the Debtor, the Bank and the Intermediary) has any security interest, other interest, lien or other right in any of the Collateral. The Debtor and the Intermediary will immediately notify the Bank if anyone (other than the Debtor, the Bank, or the Intermediary) makes a claim against any of the Collateral, or asserts any security interest, other interest, lien or other right in any of the Collateral.

         2. Neither the Debtor nor the Intermediary will permit anyone other than the Bank and the Intermediary to have control over any of the Collateral. Neither the Debtor nor the Intermediary will enter into any agreement that gives anyone except the Bank and the Intermediary control over any of the Collateral. Without the Bank's written consent, the Intermediary will not issue any certificate for any of the Collateral. The Intermediary will not give the Debtor or anyone else (except the Bank) any certificate for any of the Collateral.

         3. The Intermediary subordinates to the Bank's security interest all of the Intermediary's present and future security interests, liens, claims, rights of offset, and other rights and interests relating to any of the Collateral. The Intermediary will not assert or enforce any of the Intermediary's present or future security interests, liens, claims, rights of offset or other rights or interests in any of the Collateral.

         4. The Intermediary maintains security accounts for others in the ordinary course of its business. The Intermediary is acting in that capacity with respect to the Collateral and the Debtor. The Intermediary is a securities intermediary under the Uniform Commercial Code with respect to the Collateral. The Debtor has a security entitlement (as defined in the Uniform Commercial
Code) with respect to the Collateral.

         5. The agreement between the Debtor and the Intermediary is governed by the law of the State of Minnesota. That state is the Intermediary's jurisdiction for purposes of the Uniform Commercial Code.

         6. If the Bank requests, the Intermediary will give the Bank a copy of the Intermediary's statements on the Collateral and any other information about the Collateral. The Intermediary will comply with all other requests of the Bank relating to any of the Collateral.

Tax Reporting. Until the Bank notifies the Intermediary to use a different number, the Intermediary will make all reports relating to the Collateral to federal, state and local tax authorities under the name and tax identification number of the Debtor.

Waiver, Changes and Cancellations. Nothing in this agreement can be waived, changed or cancelled, except by a writing signed by the Debtor, the Bank, and the Intermediary. Nothing in this agreement will be affected by any act or omission by anyone. This agreement overrides all other present and future agreements to the contrary, except for present and future agreements signed by or at the request of the Bank.

Successors. This agreement binds and benefits the Debtor, the Bank, and the Intermediary and each of their heirs, representatives, successors and assigns.

Governing Law. This agreement is governed by the law of the state specified above.

Counterparts. The Debtor, the Bank, and the Intermediary may sign one or more different copies of this agreement. All of the signed copies together make up this agreement.



                                               LUNDGREN BROS. CONSTRUCTION, INC.


                                                 By_____________________________
                                                 Title__________________________



                                               FIRST BANK NATIONAL ASSOCIATION


                                                 By_____________________________
                                                 Title__________________________



                                                FBS INVESTMENT SERVICES, INC.


                                                 By_____________________________
                                                 Title__________________________


Intermediary's Acknowledgment:

STATE OF ____________      }
                           } ss.
COUNTY OF _________        }

         This instrument was acknowledged before me on __________________, 19__ by ___________________________________, as _______________________________ of
FBS Investment Services, Inc., a __________________ corporation, on behalf of the corporation.


         (Seal)                            _____________________________________
                                           Notary Public
                                           My commission expires:



                                    GUARANTY


                                                          Minneapolis, Minnesota
                                                                  March 21, 1996


                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of and to induce financial accommodations of any kind, with or without security, given or to be given or continued at any time and from time to time by FIRST BANK NATIONAL ASSOCIATION (hereinafter called the "Bank") to or for the account of LUNDGREN BROS. CONSTRUCTION, INC. (hereinafter called the "Borrower"), the undersigned absolutely and unconditionally guarantees to the Bank the full and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of any and all indebtedness, obligations and liabilities of the Borrower (and any and all successors of the Borrower) to the Bank and also to others to the extent of their participations granted to or interests therein created or acquired for them by the Bank, now or hereafter existing, absolute or contingent, independent, joint, several or joint and several, secured or unsecured, due or to become due, contractual or tortious, liquidated or unliquidated, arising by assignment or otherwise, including without limitation all indebtedness, obligations and liabilities owed by the Borrower (and any and all successors of the Borrower) as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower (or any successor of the Borrower) as principal, surety, endorser, guarantor, accommodation party or otherwise (hereinafter collectively referred to as the "Indebtedness"); and the undersigned agrees to pay on demand all of the Bank's fees, costs, expenses and attorneys' fees in connection with the Indebtedness, any security therefor, and this guaranty, plus interest on such amounts at the highest rate then applicable to any of the Indebtedness.

                  The Bank may at any time and from time to time, without consent of or notice to the undersigned, without incurring responsibility to the undersigned, without releasing, impairing or affecting the liability of the undersigned hereunder, upon or without any terms or conditions, and in whole or in part: (1) sell, pledge, surrender, compromise, settle, release, renew, subordinate, extend, alter, substitute, exchange, change, modify or otherwise dispose of or deal with in any manner and in any order any Indebtedness, any evidence thereof, or any security or other guaranty therefor; (2) accept any security for or other guarantors of any Indebtedness; (3) fail, neglect or omit to obtain, realize upon or protect any Indebtedness or any security therefor, to exercise any lien upon or right to any money, credit or property toward the liquidation of the Indebtedness, or to exercise any other right against the Borrower, the undersigned, any other guarantor or any other person; and (4) apply any payments and credits to the Indebtedness in any manner and in any order. No act, omission or thing, except full payment and discharge of the Indebtedness, which but for this provision could act as a release or impairment of the liability of the undersigned hereunder, shall in any way release, impair or otherwise affect the liability of the undersigned hereunder, and the undersigned waives any and all defenses of the Borrower pertaining to the Indebtedness, any evidence thereof, and any security therefor, except the defense of discharge by payment. The failure of any person or persons to sign this or any other guaranty shall not release, impair or affect the liability of the undersigned hereunder. This guaranty is a primary obligation of the undersigned and the Bank shall not be required to first resort for payment of the Indebtedness to the Borrower or any other person, their properties or estates, or any security or other rights or remedies whatsoever. The undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Indebtedness, whether or not the liability of the Borrower or any other person for such deficiency is discharged pursuant to statute, judicial decision or otherwise.

                  The liability of the undersigned under this guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the Bank, as guarantor or otherwise, without any limitation as to amount, unless the writing evidencing or creating such other liability specifically provides to the contrary. If any payment applied by the Bank to the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including without limitation the bankruptcy, insolvency or reorganization of the Borrower or any other person), the Indebtedness to which such payment was applied shall for the purposes of this guaranty be deemed to have continued in existence, notwithstanding such application, and this guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

                  The undersigned waives: (1) notice of acceptance of this guaranty and of the creation and existence of the Indebtedness; (2) presentment, demand for payment, notice of dishonor, notice of nonpayment, and protest of any instrument evidencing the Indebtedness; and (3) all other demands and notices to the undersigned or any other person and all other actions to establish the liability of the undersigned hereunder. The undersigned consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this guaranty, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank in connection with this guaranty shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

                  The undersigned hereby agrees that the Bank shall have no duty to advise the undersigned of information now or hereafter known to the Bank regarding the financial or other condition of the Borrower or any other person primarily or secondarily liable on the Indebtedness or regarding any circumstance bearing on the risk of nonpayment of the Indebtedness. The undersigned acknowledges and agrees that the undersigned has conducted its own investigation of the business and affairs of the Borrower and any other person primarily or secondarily liable on the Indebtedness to its satisfaction, has not relied and will not rely on any information provided by the Bank in determining whether to enter into or continue this guaranty, and is and will continue to remain informed of the Borrower's financial condition, the status and financial condition of other guarantors, if any, and all other circumstances which bear upon the risk of nonpayment of the Indebtedness. The undersigned represents and warrants to the Bank that there has been no material adverse change in the financial condition of the undersigned since the date of the last personal financial statement of the undersigned that was delivered to the Bank before the date of this guaranty.

                  All property of the undersigned, now or hereafter in the possession, control or custody of or in transit to the Bank for any purpose, including without limitation the balance of every account of the undersigned with and each claim of the undersigned against the Bank, shall be subject to a lien and security interest in favor of the Bank, as security for all liabilities of the undersigned to the Bank, and shall be subject to be set off against any and all such liabilities, and the Bank may at any time and from time to time at its option and without notice appropriate and apply any such property toward the payment of any and all such liabilities. The undersigned agrees to promptly provide the Bank from time to time with financial statements of the undersigned and a listing of contingent obligations of the undersigned, in form and substance acceptable to the Bank, at least once every 12 months and as otherwise requested by the Bank. The undersigned agrees to promptly provide the Bank from time to time with such other information respecting the condition (financial and otherwise), business and property of the undersigned as the Bank may request, in form and substance acceptable to the Bank.

                  The undersigned waives all claims, rights and remedies which the undersigned may now have or hereafter acquire against any person at any time now or hereafter liable to payment of any of the Indebtedness and as to any collateral security, including but not limited to all claims, rights and remedies of contribution, indemnification, exoneration, reimbursement, recourse and subrogation, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, whether or not the Indebtedness has been fully paid, and all payments and recoveries under this guaranty shall be considered equity investments by the undersigned in the Borrower; provided, nothing contained in this guaranty shall deprive the undersigned of any claim, right or remedy, after the Indebtedness has been fully paid, against any person other than the Borrower. No delay or failure by the Bank in exercising any right, and no partial or single exercise thereof shall constitute a waiver thereof. No waiver of any rights hereunder, and no modification or amendment of this guaranty shall be effective unless the same is in writing duly executed by the Bank, and each such waiver, if any, shall apply only with respect to the specific instance involved and shall not impair or affect the rights of the Bank or the provisions of this guaranty in any other respect at any other time. This guaranty shall continue until written notice of revocation of this guaranty, executed by the undersigned, has been received by the Bank; provided, no revocation of this guaranty shall affect in any manner any liability of the undersigned under this guaranty with respect to Indebtedness arising before the Bank receives such written notice of revocation, and the sole effect of revocation of this guaranty shall be to exclude from this guaranty Indebtedness thereafter arising which is unconnected with Indebtedness theretofore arising or transactions theretofore entered into.

                  Any invalidity or unenforceability of any provision or application of this guaranty shall not affect other lawful provisions and applications hereof and to this end the provisions of this guaranty are declared to be severable. This guaranty shall bind the undersigned and the heirs, representatives, successors and assigns of the undersigned, and of each of them respectively, and shall benefit the Bank, its successors and assigns. This guaranty shall be governed by and construed in accordance with the laws of the State of Minnesota.

                  THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS GUARANTY AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS GUARANTY. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY THE BANK WITH THE EXPRESS PROVISIONS OF THIS GUARANTY SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.



                                      __________________________________________
                                      Edmund Lundgren



                                    GUARANTY


                                                          Minneapolis, Minnesota
                                                                  March 21, 1996


                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of and to induce financial accommodations of any kind, with or without security, given or to be given or continued at any time and from time to time by FIRST BANK NATIONAL ASSOCIATION (hereinafter called the "Bank") to or for the account of LUNDGREN BROS. CONSTRUCTION, INC. (hereinafter called the "Borrower"), the undersigned absolutely and unconditionally guarantees to the Bank the full and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of any and all indebtedness, obligations and liabilities of the Borrower (and any and all successors of the Borrower) to the Bank and also to others to the extent of their participations granted to or interests therein created or acquired for them by the Bank, now or hereafter existing, absolute or contingent, independent, joint, several or joint and several, secured or unsecured, due or to become due, contractual or tortious, liquidated or unliquidated, arising by assignment or otherwise, including without limitation all indebtedness, obligations and liabilities owed by the Borrower (and any and all successors of the Borrower) as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower (or any successor of the Borrower) as principal, surety, endorser, guarantor, accommodation party or otherwise (hereinafter collectively referred to as the "Indebtedness"); and the undersigned agrees to pay on demand all of the Bank's fees, costs, expenses and attorneys' fees in connection with the Indebtedness, any security therefor, and this guaranty, plus interest on such amounts at the highest rate then applicable to any of the Indebtedness.

                  The Bank may at any time and from time to time, without consent of or notice to the undersigned, without incurring responsibility to the undersigned, without releasing, impairing or affecting the liability of the undersigned hereunder, upon or without any terms or conditions, and in whole or in part: (1) sell, pledge, surrender, compromise, settle, release, renew, subordinate, extend, alter, substitute, exchange, change, modify or otherwise dispose of or deal with in any manner and in any order any Indebtedness, any evidence thereof, or any security or other guaranty therefor; (2) accept any security for or other guarantors of any Indebtedness; (3) fail, neglect or omit to obtain, realize upon or protect any Indebtedness or any security therefor, to exercise any lien upon or right to any money, credit or property toward the liquidation of the Indebtedness, or to exercise any other right against the Borrower, the undersigned, any other guarantor or any other person; and (4) apply any payments and credits to the Indebtedness in any manner and in any order. No act, omission or thing, except full payment and discharge of the Indebtedness, which but for this provision could act as a release or impairment of the liability of the undersigned hereunder, shall in any way release, impair or otherwise affect the liability of the undersigned hereunder, and the undersigned waives any and all defenses of the Borrower pertaining to the Indebtedness, any evidence thereof, and any security therefor, except the defense of discharge by payment. The failure of any person or persons to sign this or any other guaranty shall not release, impair or affect the liability of the undersigned hereunder. This guaranty is a primary obligation of the undersigned and the Bank shall not be required to first resort for payment of the Indebtedness to the Borrower or any other person, their properties or estates, or any security or other rights or remedies whatsoever. The undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Indebtedness, whether or not the liability of the Borrower or any other person for such deficiency is discharged pursuant to statute, judicial decision or otherwise.

                  The liability of the undersigned under this guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the Bank, as guarantor or otherwise, without any limitation as to amount, unless the writing evidencing or creating such other liability specifically provides to the contrary. If any payment applied by the Bank to the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including without limitation the bankruptcy, insolvency or reorganization of the Borrower or any other person), the Indebtedness to which such payment was applied shall for the purposes of this guaranty be deemed to have continued in existence, notwithstanding such application, and this guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

                  The undersigned waives: (1) notice of acceptance of this guaranty and of the creation and existence of the Indebtedness; (2) presentment, demand for payment, notice of dishonor, notice of nonpayment, and protest of any instrument evidencing the Indebtedness; and (3) all other demands and notices to the undersigned or any other person and all other actions to establish the liability of the undersigned hereunder. The undersigned consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this guaranty, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank in connection with this guaranty shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

                  The undersigned hereby agrees that the Bank shall have no duty to advise the undersigned of information now or hereafter known to the Bank regarding the financial or other condition of the Borrower or any other person primarily or secondarily liable on the Indebtedness or regarding any circumstance bearing on the risk of nonpayment of the Indebtedness. The undersigned acknowledges and agrees that the undersigned has conducted its own investigation of the business and affairs of the Borrower and any other person primarily or secondarily liable on the Indebtedness to its satisfaction, has not relied and will not rely on any information provided by the Bank in determining whether to enter into or continue this guaranty, and is and will continue to remain informed of the Borrower's financial condition, the status and financial condition of other guarantors, if any, and all other circumstances which bear upon the risk of nonpayment of the Indebtedness. The undersigned represents and warrants to the Bank that there has been no material adverse change in the financial condition of the undersigned since the date of the last personal financial statement of the undersigned that was delivered to the Bank before the date of this guaranty.

                  All property of the undersigned, now or hereafter in the possession, control or custody of or in transit to the Bank for any purpose, including without limitation the balance of every account of the undersigned with and each claim of the undersigned against the Bank, shall be subject to a lien and security interest in favor of the Bank, as security for all liabilities of the undersigned to the Bank, and shall be subject to be set off against any and all such liabilities, and the Bank may at any time and from time to time at its option and without notice appropriate and apply any such property toward the payment of any and all such liabilities. The undersigned agrees to promptly provide the Bank from time to time with financial statements of the undersigned and a listing of contingent obligations of the undersigned, in form and substance acceptable to the Bank, at least once every 12 months and as otherwise requested by the Bank. The undersigned agrees to promptly provide the Bank from time to time with such other information respecting the condition (financial and otherwise), business and property of the undersigned as the Bank may request, in form and substance acceptable to the Bank.

                  The undersigned waives all claims, rights and remedies which the undersigned may now have or hereafter acquire against any person at any time now or hereafter liable to payment of any of the Indebtedness and as to any collateral security, including but not limited to all claims, rights and remedies of contribution, indemnification, exoneration, reimbursement, recourse and subrogation, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, whether or not the Indebtedness has been fully paid, and all payments and recoveries under this guaranty shall be considered equity investments by the undersigned in the Borrower; provided, nothing contained in this guaranty shall deprive the undersigned of any claim, right or remedy, after the Indebtedness has been fully paid, against any person other than the Borrower. No delay or failure by the Bank in exercising any right, and no partial or single exercise thereof shall constitute a waiver thereof. No waiver of any rights hereunder, and no modification or amendment of this guaranty shall be effective unless the same is in writing duly executed by the Bank, and each such waiver, if any, shall apply only with respect to the specific instance involved and shall not impair or affect the rights of the Bank or the provisions of this guaranty in any other respect at any other time. This guaranty shall continue until written notice of revocation of this guaranty, executed by the undersigned, has been received by the Bank; provided, no revocation of this guaranty shall affect in any manner any liability of the undersigned under this guaranty with respect to Indebtedness arising before the Bank receives such written notice of revocation, and the sole effect of revocation of this guaranty shall be to exclude from this guaranty Indebtedness thereafter arising which is unconnected with Indebtedness theretofore arising or transactions theretofore entered into.

                  Any invalidity or unenforceability of any provision or application of this guaranty shall not affect other lawful provisions and applications hereof and to this end the provisions of this guaranty are declared to be severable. This guaranty shall bind the undersigned and the heirs, representatives, successors and assigns of the undersigned, and of each of them respectively, and shall benefit the Bank, its successors and assigns. This guaranty shall be governed by and construed in accordance with the laws of the State of Minnesota.

                  THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS GUARANTY AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS GUARANTY. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY THE BANK WITH THE EXPRESS PROVISIONS OF THIS GUARANTY SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.



                                           _____________________________________
                                           Allan Lundgren


                                    GUARANTY


                                                          Minneapolis, Minnesota
                                                                  March 21, 1996


                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of and to induce financial accommodations of any kind, with or without security, given or to be given or continued at any time and from time to time by FIRST BANK NATIONAL ASSOCIATION (hereinafter called the "Bank") to or for the account of LUNDGREN BROS. CONSTRUCTION, INC. (hereinafter called the "Borrower"), the undersigned absolutely and unconditionally guarantees to the Bank the full and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of any and all indebtedness, obligations and liabilities of the Borrower (and any and all successors of the Borrower) to the Bank and also to others to the extent of their participations granted to or interests therein created or acquired for them by the Bank, now or hereafter existing, absolute or contingent, independent, joint, several or joint and several, secured or unsecured, due or to become due, contractual or tortious, liquidated or unliquidated, arising by assignment or otherwise, including without limitation all indebtedness, obligations and liabilities owed by the Borrower (and any and all successors of the Borrower) as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower (or any successor of the Borrower) as principal, surety, endorser, guarantor, accommodation party or otherwise (hereinafter collectively referred to as the "Indebtedness"); and the undersigned agrees to pay on demand all of the Bank's fees, costs, expenses and attorneys' fees in connection with the Indebtedness, any security therefor, and this guaranty, plus interest on such amounts at the highest rate then applicable to any of the Indebtedness.

                  The Bank may at any time and from time to time, without consent of or notice to the undersigned, without incurring responsibility to the undersigned, without releasing, impairing or affecting the liability of the undersigned hereunder, upon or without any terms or conditions, and in whole or in part: (1) sell, pledge, surrender, compromise, settle, release, renew, subordinate, extend, alter, substitute, exchange, change, modify or otherwise dispose of or deal with in any manner and in any order any Indebtedness, any evidence thereof, or any security or other guaranty therefor; (2) accept any security for or other guarantors of any Indebtedness; (3) fail, neglect or omit to obtain, realize upon or protect any Indebtedness or any security therefor, to exercise any lien upon or right to any money, credit or property toward the liquidation of the Indebtedness, or to exercise any other right against the Borrower, the undersigned, any other guarantor or any other person; and (4) apply any payments and credits to the Indebtedness in any manner and in any order. No act, omission or thing, except full payment and discharge of the Indebtedness, which but for this provision could act as a release or impairment of the liability of the undersigned hereunder, shall in any way release, impair or otherwise affect the liability of the undersigned hereunder, and the undersigned waives any and all defenses of the Borrower pertaining to the Indebtedness, any evidence thereof, and any security therefor, except the defense of discharge by payment. The failure of any person or persons to sign this or any other guaranty shall not release, impair or affect the liability of the undersigned hereunder. This guaranty is a primary obligation of the undersigned and the Bank shall not be required to first resort for payment of the Indebtedness to the Borrower or any other person, their properties or estates, or any security or other rights or remedies whatsoever. The undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Indebtedness, whether or not the liability of the Borrower or any other person for such deficiency is discharged pursuant to statute, judicial decision or otherwise.

                  The liability of the undersigned under this guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the Bank, as guarantor or otherwise, without any limitation as to amount, unless the writing evidencing or creating such other liability specifically provides to the contrary. If any payment applied by the Bank to the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including without limitation the bankruptcy, insolvency or reorganization of the Borrower or any other person), the Indebtedness to which such payment was applied shall for the purposes of this guaranty be deemed to have continued in existence, notwithstanding such application, and this guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

                  The undersigned waives: (1) notice of acceptance of this guaranty and of the creation and existence of the Indebtedness; (2) presentment, demand for payment, notice of dishonor, notice of nonpayment, and protest of any instrument evidencing the Indebtedness; and (3) all other demands and notices to the undersigned or any other person and all other actions to establish the liability of the undersigned hereunder. The undersigned consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this guaranty, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank in connection with this guaranty shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

                  The undersigned hereby agrees that the Bank shall have no duty to advise the undersigned of information now or hereafter known to the Bank regarding the financial or other condition of the Borrower or any other person primarily or secondarily liable on the Indebtedness or regarding any circumstance bearing on the risk of nonpayment of the Indebtedness. The undersigned acknowledges and agrees that the undersigned has conducted its own investigation of the business and affairs of the Borrower and any other person primarily or secondarily liable on the Indebtedness to its satisfaction, has not relied and will not rely on any information provided by the Bank in determining whether to enter into or continue this guaranty, and is and will continue to remain informed of the Borrower's financial condition, the status and financial condition of other guarantors, if any, and all other circumstances which bear upon the risk of nonpayment of the Indebtedness. The undersigned represents and warrants to the Bank that there has been no material adverse change in the financial condition of the undersigned since the date of the last personal financial statement of the undersigned that was delivered to the Bank before the date of this guaranty.

                  All property of the undersigned, now or hereafter in the possession, control or custody of or in transit to the Bank for any purpose, including without limitation the balance of every account of the undersigned with and each claim of the undersigned against the Bank, shall be subject to a lien and security interest in favor of the Bank, as security for all liabilities of the undersigned to the Bank, and shall be subject to be set off against any and all such liabilities, and the Bank may at any time and from time to time at its option and without notice appropriate and apply any such property toward the payment of any and all such liabilities. The undersigned agrees to promptly provide the Bank from time to time with financial statements of the undersigned and a listing of contingent obligations of the undersigned, in form and substance acceptable to the Bank, at least once every 12 months and as otherwise requested by the Bank. The undersigned agrees to promptly provide the Bank from time to time with such other information respecting the condition (financial and otherwise), business and property of the undersigned as the Bank may request, in form and substance acceptable to the Bank.

                  The undersigned waives all claims, rights and remedies which the undersigned may now have or hereafter acquire against any person at any time now or hereafter liable to payment of any of the Indebtedness and as to any collateral security, including but not limited to all claims, rights and remedies of contribution, indemnification, exoneration, reimbursement, recourse and subrogation, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, whether or not the Indebtedness has been fully paid, and all payments and recoveries under this guaranty shall be considered equity investments by the undersigned in the Borrower; provided, nothing contained in this guaranty shall deprive the undersigned of any claim, right or remedy, after the Indebtedness has been fully paid, against any person other than the Borrower. No delay or failure by the Bank in exercising any right, and no partial or single exercise thereof shall constitute a waiver thereof. No waiver of any rights hereunder, and no modification or amendment of this guaranty shall be effective unless the same is in writing duly executed by the Bank, and each such waiver, if any, shall apply only with respect to the specific instance involved and shall not impair or affect the rights of the Bank or the provisions of this guaranty in any other respect at any other time. This guaranty shall continue until written notice of revocation of this guaranty, executed by the undersigned, has been received by the Bank; provided, no revocation of this guaranty shall affect in any manner any liability of the undersigned under this guaranty with respect to Indebtedness arising before the Bank receives such written notice of revocation, and the sole effect of revocation of this guaranty shall be to exclude from this guaranty Indebtedness thereafter arising which is unconnected with Indebtedness theretofore arising or transactions theretofore entered into.

                  Any invalidity or unenforceability of any provision or application of this guaranty shall not affect other lawful provisions and applications hereof and to this end the provisions of this guaranty are declared to be severable. This guaranty shall bind the undersigned and the heirs, representatives, successors and assigns of the undersigned, and of each of them respectively, and shall benefit the Bank, its successors and assigns. This guaranty shall be governed by and construed in accordance with the laws of the State of Minnesota.

                  THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS GUARANTY AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS GUARANTY. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY THE BANK WITH THE EXPRESS PROVISIONS OF THIS GUARANTY SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.




                                           _____________________________________
                                           Peter T. Pflaum


GUARANTY


                                                          Minneapolis, Minnesota
                                                                  March 21, 1996


                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of and to induce financial accommodations of any kind, with or without security, given or to be given or continued at any time and from time to time by FIRST BANK NATIONAL ASSOCIATION (hereinafter called the "Bank") to or for the account of LUNDGREN BROS. CONSTRUCTION, INC. (hereinafter called the "Borrower"), the undersigned absolutely and unconditionally guarantees to the Bank the full and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of any and all indebtedness, obligations and liabilities of the Borrower (and any and all successors of the Borrower) to the Bank and also to others to the extent of their participations granted to or interests therein created or acquired for them by the Bank, now or hereafter existing, absolute or contingent, independent, joint, several or joint and several, secured or unsecured, due or to become due, contractual or tortious, liquidated or unliquidated, arising by assignment or otherwise, including without limitation all indebtedness, obligations and liabilities owed by the Borrower (and any and all successors of the Borrower) as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower (or any successor of the Borrower) as principal, surety, endorser, guarantor, accommodation party or otherwise (hereinafter collectively referred to as the "Indebtedness"); and the undersigned agrees to pay on demand all of the Bank's fees, costs, expenses and attorneys' fees in connection with the Indebtedness, any security therefor, and this guaranty, plus interest on such amounts at the highest rate then applicable to any of the Indebtedness.

                  The Bank may at any time and from time to time, without consent of or notice to the undersigned, without incurring responsibility to the undersigned, without releasing, impairing or affecting the liability of the undersigned hereunder, upon or without any terms or conditions, and in whole or in part: (1) sell, pledge, surrender, compromise, settle, release, renew, subordinate, extend, alter, substitute, exchange, change, modify or otherwise dispose of or deal with in any manner and in any order any Indebtedness, any evidence thereof, or any security or other guaranty therefor; (2) accept any security for or other guarantors of any Indebtedness; (3) fail, neglect or omit to obtain, realize upon or protect any Indebtedness or any security therefor, to exercise any lien upon or right to any money, credit or property toward the liquidation of the Indebtedness, or to exercise any other right against the Borrower, the undersigned, any other guarantor or any other person; and (4) apply any payments and credits to the Indebtedness in any manner and in any order. No act, omission or thing, except full payment and discharge of the Indebtedness, which but for this provision could act as a release or impairment of the liability of the undersigned hereunder, shall in any way release, impair or otherwise affect the liability of the undersigned hereunder, and the undersigned waives any and all defenses of the Borrower pertaining to the Indebtedness, any evidence thereof, and any security therefor, except the defense of discharge by payment. The failure of any person or persons to sign this or any other guaranty shall not release, impair or affect the liability of the undersigned hereunder. This guaranty is a primary obligation of the undersigned and the Bank shall not be required to first resort for payment of the Indebtedness to the Borrower or any other person, their properties or estates, or any security or other rights or remedies whatsoever. The undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Indebtedness, whether or not the liability of the Borrower or any other person for such deficiency is discharged pursuant to statute, judicial decision or otherwise.

                  The liability of the undersigned under this guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the Bank, as guarantor or otherwise, without any limitation as to amount, unless the writing evidencing or creating such other liability specifically provides to the contrary. If any payment applied by the Bank to the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including without limitation the bankruptcy, insolvency or reorganization of the Borrower or any other person), the Indebtedness to which such payment was applied shall for the purposes of this guaranty be deemed to have continued in existence, notwithstanding such application, and this guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

                  The undersigned waives: (1) notice of acceptance of this guaranty and of the creation and existence of the Indebtedness; (2) presentment, demand for payment, notice of dishonor, notice of nonpayment, and protest of any instrument evidencing the Indebtedness; and (3) all other demands and notices to the undersigned or any other person and all other actions to establish the liability of the undersigned hereunder. The undersigned consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this guaranty, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank in connection with this guaranty shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

                  The undersigned hereby agrees that the Bank shall have no duty to advise the undersigned of information now or hereafter known to the Bank regarding the financial or other condition of the Borrower or any other person primarily or secondarily liable on the Indebtedness or regarding any circumstance bearing on the risk of nonpayment of the Indebtedness. The undersigned acknowledges and agrees that the undersigned has conducted its own investigation of the business and affairs of the Borrower and any other person primarily or secondarily liable on the Indebtedness to its satisfaction, has not relied and will not rely on any information provided by the Bank in determining whether to enter into or continue this guaranty, and is and will continue to remain informed of the Borrower's financial condition, the status and financial condition of other guarantors, if any, and all other circumstances which bear upon the risk of nonpayment of the Indebtedness. The undersigned represents and warrants to the Bank that there has been no material adverse change in the financial condition of the undersigned since the date of the last personal financial statement of the undersigned that was delivered to the Bank before the date of this guaranty.

                  All property of the undersigned, now or hereafter in the possession, control or custody of or in transit to the Bank for any purpose, including without limitation the balance of every account of the undersigned with and each claim of the undersigned against the Bank, shall be subject to a lien and security interest in favor of the Bank, as security for all liabilities of the undersigned to the Bank, and shall be subject to be set off against any and all such liabilities, and the Bank may at any time and from time to time at its option and without notice appropriate and apply any such property toward the payment of any and all such liabilities. The undersigned agrees to promptly provide the Bank from time to time with financial statements of the undersigned and a listing of contingent obligations of the undersigned, in form and substance acceptable to the Bank, at least once every 12 months and as otherwise requested by the Bank. The undersigned agrees to promptly provide the Bank from time to time with such other information respecting the condition (financial and otherwise), business and property of the undersigned as the Bank may request, in form and substance acceptable to the Bank.

                  The undersigned waives all claims, rights and remedies which the undersigned may now have or hereafter acquire against any person at any time now or hereafter liable to payment of any of the Indebtedness and as to any collateral security, including but not limited to all claims, rights and remedies of contribution, indemnification, exoneration, reimbursement, recourse and subrogation, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, whether or not the Indebtedness has been fully paid, and all payments and recoveries under this guaranty shall be considered equity investments by the undersigned in the Borrower; provided, nothing contained in this guaranty shall deprive the undersigned of any claim, right or remedy, after the Indebtedness has been fully paid, against any person other than the Borrower. No delay or failure by the Bank in exercising any right, and no partial or single exercise thereof shall constitute a waiver thereof. No waiver of any rights hereunder, and no modification or amendment of this guaranty shall be effective unless the same is in writing duly executed by the Bank, and each such waiver, if any, shall apply only with respect to the specific instance involved and shall not impair or affect the rights of the Bank or the provisions of this guaranty in any other respect at any other time. This guaranty shall continue until written notice of revocation of this guaranty, executed by the undersigned, has been received by the Bank; provided, no revocation of this guaranty shall affect in any manner any liability of the undersigned under this guaranty with respect to Indebtedness arising before the Bank receives such written notice of revocation, and the sole effect of revocation of this guaranty shall be to exclude from this guaranty Indebtedness thereafter arising which is unconnected with Indebtedness theretofore arising or transactions theretofore entered into.

                  Any invalidity or unenforceability of any provision or application of this guaranty shall not affect other lawful provisions and applications hereof and to this end the provisions of this guaranty are declared to be severable. This guaranty shall bind the undersigned and the heirs, representatives, successors and assigns of the undersigned, and of each of them respectively, and shall benefit the Bank, its successors and assigns. This guaranty shall be governed by and construed in accordance with the laws of the State of Minnesota.

                  THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS GUARANTY AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS GUARANTY. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY THE BANK WITH THE EXPRESS PROVISIONS OF THIS GUARANTY SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.


                                     ___________________________________________
                                     Patrick C. Wells



                                    GUARANTY


                                                          Minneapolis, Minnesota
                                                                  March 21, 1996


                  For valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and in consideration of and to induce financial accommodations of any kind, with or without security, given or to be given or continued at any time and from time to time by FIRST BANK NATIONAL ASSOCIATION (hereinafter called the "Bank") to or for the account of LUNDGREN BROS. CONSTRUCTION, INC. (hereinafter called the "Borrower"), the undersigned absolutely and unconditionally guarantees to the Bank the full and prompt payment when due, whether at maturity or earlier by reason of acceleration or otherwise, of any and all indebtedness, obligations and liabilities of the Borrower (and any and all successors of the Borrower) to the Bank and also to others to the extent of their participations granted to or interests therein created or acquired for them by the Bank, now or hereafter existing, absolute or contingent, independent, joint, several or joint and several, secured or unsecured, due or to become due, contractual or tortious, liquidated or unliquidated, arising by assignment or otherwise, including without limitation all indebtedness, obligations and liabilities owed by the Borrower (and any and all successors of the Borrower) as a member of any partnership, syndicate, association or other group, and whether incurred by the Borrower (or any successor of the Borrower) as principal, surety, endorser, guarantor, accommodation party or otherwise (hereinafter collectively referred to as the "Indebtedness"); and the undersigned agrees to pay on demand all of the Bank's fees, costs, expenses and attorneys' fees in connection with the Indebtedness, any security therefor, and this guaranty, plus interest on such amounts at the highest rate then applicable to any of the Indebtedness.

                  The Bank may at any time and from time to time, without consent of or notice to the undersigned, without incurring responsibility to the undersigned, without releasing, impairing or affecting the liability of the undersigned hereunder, upon or without any terms or conditions, and in whole or in part: (1) sell, pledge, surrender, compromise, settle, release, renew, subordinate, extend, alter, substitute, exchange, change, modify or otherwise dispose of or deal with in any manner and in any order any Indebtedness, any evidence thereof, or any security or other guaranty therefor; (2) accept any security for or other guarantors of any Indebtedness; (3) fail, neglect or omit to obtain, realize upon or protect any Indebtedness or any security therefor, to exercise any lien upon or right to any money, credit or property toward the liquidation of the Indebtedness, or to exercise any other right against the Borrower, the undersigned, any other guarantor or any other person; and (4) apply any payments and credits to the Indebtedness in any manner and in any order. No act, omission or thing, except full payment and discharge of the Indebtedness, which but for this provision could act as a release or impairment of the liability of the undersigned hereunder, shall in any way release, impair or otherwise affect the liability of the undersigned hereunder, and the undersigned waives any and all defenses of the Borrower pertaining to the Indebtedness, any evidence thereof, and any security therefor, except the defense of discharge by payment. The failure of any person or persons to sign this or any other guaranty shall not release, impair or affect the liability of the undersigned hereunder. This guaranty is a primary obligation of the undersigned and the Bank shall not be required to first resort for payment of the Indebtedness to the Borrower or any other person, their properties or estates, or any security or other rights or remedies whatsoever. The undersigned shall be and remain liable for any deficiency remaining after foreclosure of any mortgage or security interest securing the Indebtedness, whether or not the liability of the Borrower or any other person for such deficiency is discharged pursuant to statute, judicial decision or otherwise.

                  The liability of the undersigned under this guaranty is in addition to and shall be cumulative with all other liabilities of the undersigned to the Bank, as guarantor or otherwise, without any limitation as to amount, unless the writing evidencing or creating such other liability specifically provides to the contrary. If any payment applied by the Bank to the Indebtedness is thereafter set aside, recovered, rescinded or required to be returned for any reason (including without limitation the bankruptcy, insolvency or reorganization of the Borrower or any other person), the Indebtedness to which such payment was applied shall for the purposes of this guaranty be deemed to have continued in existence, notwithstanding such application, and this guaranty shall be enforceable as to such Indebtedness as fully as if such application had never been made.

                  The undersigned waives: (1) notice of acceptance of this guaranty and of the creation and existence of the Indebtedness; (2) presentment, demand for payment, notice of dishonor, notice of nonpayment, and protest of any instrument evidencing the Indebtedness; and (3) all other demands and notices to the undersigned or any other person and all other actions to establish the liability of the undersigned hereunder. The undersigned consents to the personal jurisdiction of the state and federal courts located in the State of Minnesota in connection with any controversy related to this guaranty, waives any argument that venue in such forums is not convenient, and agrees that any litigation initiated by the undersigned against the Bank in connection with this guaranty shall be venued in either the District Court of Hennepin County, Minnesota, or the United States District Court, District of Minnesota, Fourth Division.

                  The undersigned hereby agrees that the Bank shall have no duty to advise the undersigned of information now or hereafter known to the Bank regarding the financial or other condition of the Borrower or any other person primarily or secondarily liable on the Indebtedness or regarding any circumstance bearing on the risk of nonpayment of the Indebtedness. The undersigned acknowledges and agrees that the undersigned has conducted its own investigation of the business and affairs of the Borrower and any other person primarily or secondarily liable on the Indebtedness to its satisfaction, has not relied and will not rely on any information provided by the Bank in determining whether to enter into or continue this guaranty, and is and will continue to remain informed of the Borrower's financial condition, the status and financial condition of other guarantors, if any, and all other circumstances which bear upon the risk of nonpayment of the Indebtedness. The undersigned represents and warrants to the Bank that there has been no material adverse change in the financial condition of the undersigned since the date of the last personal financial statement of the undersigned that was delivered to the Bank before the date of this guaranty.

                  All property of the undersigned, now or hereafter in the possession, control or custody of or in transit to the Bank for any purpose, including without limitation the balance of every account of the undersigned with and each claim of the undersigned against the Bank, shall be subject to a lien and security interest in favor of the Bank, as security for all liabilities of the undersigned to the Bank, and shall be subject to be set off against any and all such liabilities, and the Bank may at any time and from time to time at its option and without notice appropriate and apply any such property toward the payment of any and all such liabilities. The undersigned agrees to promptly provide the Bank from time to time with financial statements of the undersigned and a listing of contingent obligations of the undersigned, in form and substance acceptable to the Bank, at least once every 12 months and as otherwise requested by the Bank. The undersigned agrees to promptly provide the Bank from time to time with such other information respecting the condition (financial and otherwise), business and property of the undersigned as the Bank may request, in form and substance acceptable to the Bank.

                  The undersigned waives all claims, rights and remedies which the undersigned may now have or hereafter acquire against any person at any time now or hereafter liable to payment of any of the Indebtedness and as to any collateral security, including but not limited to all claims, rights and remedies of contribution, indemnification, exoneration, reimbursement, recourse and subrogation, whether or not such claim, right or remedy arises in equity, under contract, by statute, under common law or otherwise, whether or not the Indebtedness has been fully paid, and all payments and recoveries under this guaranty shall be considered equity investments by the undersigned in the Borrower; provided, nothing contained in this guaranty shall deprive the undersigned of any claim, right or remedy, after the Indebtedness has been fully paid, against any person other than the Borrower. No delay or failure by the Bank in exercising any right, and no partial or single exercise thereof shall constitute a waiver thereof. No waiver of any rights hereunder, and no modification or amendment of this guaranty shall be effective unless the same is in writing duly executed by the Bank, and each such waiver, if any, shall apply only with respect to the specific instance involved and shall not impair or affect the rights of the Bank or the provisions of this guaranty in any other respect at any other time. This guaranty shall continue until written notice of revocation of this guaranty, executed by the undersigned, has been received by the Bank; provided, no revocation of this guaranty shall affect in any manner any liability of the undersigned under this guaranty with respect to Indebtedness arising before the Bank receives such written notice of revocation, and the sole effect of revocation of this guaranty shall be to exclude from this guaranty Indebtedness thereafter arising which is unconnected with Indebtedness theretofore arising or transactions theretofore entered into.

                  Any invalidity or unenforceability of any provision or application of this guaranty shall not affect other lawful provisions and applications hereof and to this end the provisions of this guaranty are declared to be severable. This guaranty shall bind the undersigned and the heirs, representatives, successors and assigns of the undersigned, and of each of them respectively, and shall benefit the Bank, its successors and assigns. This guaranty shall be governed by and construed in accordance with the laws of the State of Minnesota.

                  THE UNDERSIGNED REPRESENTS, CERTIFIES, WARRANTS AND AGREES THAT THE UNDERSIGNED HAS READ ALL OF THIS GUARANTY AND UNDERSTANDS ALL OF THE PROVISIONS OF THIS GUARANTY. THE UNDERSIGNED ALSO AGREES THAT COMPLIANCE BY THE BANK WITH THE EXPRESS PROVISIONS OF THIS GUARANTY SHALL CONSTITUTE GOOD FAITH AND SHALL BE CONSIDERED REASONABLE FOR ALL PURPOSES.



                                    ____________________________________________
                                    Gerald Lundgren