Form 10-Q
period 1996-09-30
LUNDGREN BROS CONSTRUCTION INC
filed 1996-11-14
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

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

                                  (612 473-1231
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes __X__    No _____


On November 14, 1996, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.



PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30, 1996              DECEMBER 31, 1995
                                                                             ------------------              -----------------
                                                                                    (UNAUDITED)

                                                      ASSETS

Cash and cash equivalents                                                             $    748                     $  2,984
Restricted cash                                                                          1,393                          816
Receivables                                                                              1,389                        1,078
Deposits and prepaid expenses                                                            3,241                        2,861
Inventories                                                                             38,285                       34,166
Land option and earnest money deposits                                                     798                          921
Property and equipment, net                                                              1,502                        1,682
Other assets                                                                             3,486                        3,255
                                                                                       -------                      -------

                  Total assets                                                         $50,842                      $47,763
                                                                                        ======                       ======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                                                   4,765                        3,650
Debt obligations                                                                        28,648                       25,260
Obligations under capital leases                                                           501                          505
Accounts payable                                                                         4,999                        7,303
Cost to complete sold homes                                                              1,482                        1,245
Customer deposits                                                                        1,787                        1,846
Accrued expenses                                                                         1,171                        1,484
Income taxes payable                                                                       374                           85
                                                                                      --------                     --------

                  Total liabilities                                                     43,727                       41,378

Commitments and contingencies                                                            --                             --

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding                                          99                           99
      Retained earnings                                                                  7,016                        6,286
                                                                                       -------                      -------
                                                                                         7,115                        6,385
                                                                                       -------                      -------

                  Total liabilities and stockholders' equity                           $50,842                      $47,763
                                                                                        ======                       ======



The accompanying notes are an integral part of the consolidated financial statements.



               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                                        -------------                      -------------
                                                                    1996             1995              1996           1995
                                                                    ----             ----              ----           ----
Revenues                                                        $ 23,381         $ 19,406         $ 53,313         $ 46,615

Cost of revenues                                                  19,839           16,335           45,404           39,702
                                                                --------         --------         --------         --------

         Gross profit                                              3,542            3,071            7,909            6,913

Operating expenses:
    Selling                                                          999              722            2,309            2,094
    General and administrative                                     1,169            1,152            3,181            3,184
                                                                --------         --------         --------         --------

                                                                   1,374            1,197            2,419            1,635

Other income (expense):
    Interest expense                                                (338)            (451)          (1,331)          (1,345)
    Other, net                                                        21               80              152              110
                                                                --------         --------         --------         --------

         Income from operations before
           income taxes                                            1,057              826            1,240              400

Income tax provision                                                 437              332              510              160
                                                                --------         --------         --------         --------

         Income from operations before cumulative
           effect of change in accounting method                     620              494              730              240

Cumulative effect on prior years of change in accounting
    method, net of income taxes of $527                             --               --               --                763
                                                                --------         --------         --------         --------

      Net income                                                     620              494              730            1,003

Retained earnings, beginning of period                             6,396            5,610            6,286            5,101
                                                                --------         --------         --------         --------

Retained earnings, end of period                                $  7,016         $  6,104         $  7,016         $  6,104
                                                                ========         ========         ========         ========

Net income per share:
     Income from operations                                     $     58         $     46         $     69         $     22
     Cumulative effect of change in accounting method               --               --               --                 72
                                                                --------         --------         --------         --------
                                                                $     58         $     46         $     69         $     94
                                                                ========         ========         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          1996                  1995
                                                                        --------              --------
Cash flows from operating activities:
      Net income                                                        $    730              $  1,003
        Adjustments to reconcile net income to
         net cash used in operating activities:
           Cumulative effect of change in accounting method                 --                    (763)
           Depreciation and amortization                                     335                   398
            Deferred income taxes                                           --                      75
            Gain on disposal of property and equipment                      --                     (34)
            Gain on sale of investment                                      (123)                 --
            Changes in operating assets and liabilities                   (3,174)               (5,009)
                                                                        --------              --------

                 Net cash used in operating activities                    (2,232)               (4,330)

Cash flows from investing activities:
      Expenditures for property and equipment                               (104)                 (173)
      Proceeds from disposal of property and equipment                      --                      73
      Proceeds from sale of investment                                       159                  --
      Increase in cash surrender value of
           life insurance                                                   (275)                 (217)
      Other                                                                   14                   (64)
                                                                        --------              --------

                Net cash used in investing activities                       (206)                 (381)

Cash flows from financing activities:
      Proceeds from bank lines of credit                                  25,759                16,238
      Payment of principal on bank lines of credit                       (24,644)              (13,746)
      Proceeds from debt obligations                                      32,463                28,293
      Payment of principal on debt obligations                           (33,315)              (27,786)
      Payment of principal on capital lease obligations                       (4)                  (15)
      Payment of debt issuance costs                                         (57)                 --
                                                                        --------              --------

                Net cash provided by financing activities                    202                 2,984
                                                                        --------              --------

Decrease in cash and cash equivalents                                     (2,236)               (1,727)

Cash and cash equivalents, at the beginning of the period                  2,984                 3,318
                                                                        --------              --------

Cash and cash equivalents, at the end of the period                     $    748              $  1,591
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

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and nine months ended September 30, 1996 and 1995 was 10,625.


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

NOTE 2.    SELECTED FINANCIAL DATA

                                                         September 30, 1996  December 31, 1995
                                                         ------------------  -----------------
                                                     (UNAUDITED)
RECEIVABLES
      Trade                                                    $ 1,187             $   768
      Escrows                                                      187                 319
      Contracts and notes                                           18                  26
      Employees and officers                                        18                  17
      Other                                                         34                   3
                                                               -------             -------

                                                                 1,444               1,133
      Less allowance for doubtful accounts                          55                  55
                                                               -------             -------
                                                               $ 1,389             $ 1,078
                                                               =======             =======


INVENTORIES
      Homes under construction                                 $13,947             $10,822
      Model homes                                                3,349               3,539
      Lots held for sale                                        15,169              14,464
      Land under development                                       562                --
      Land held for future development                           5,258               5,341
                                                               -------             -------

                                                               $38,285             $34,166
                                                               =======             =======

DEBT OBLIGATIONS
      Construction loans on single family homes                $11,656             $ 9,317
      Promissory notes                                           5,608               3,860
      Development loans                                          6,313               6,415
      Subordinate debenture series                               2,951               2,962
      Street, sewer and water assessments on land
        under development and lots held for sale                   982               1,598
      Installment loans                                            825                 736
      Unsecured demand notes payable, stockholders                 313                 357
      Noncompete obligation, officer                              --                    15
                                                               -------             -------
                                                               $28,648             $25,260
                                                               =======             =======


      Effective October 18, 1996, the Company began selling $3,000,000 principal amount of its new issue of Senior Subordinated Debentures at an interest rate of 11% per annum, payable quarterly. Principal is due October 1, 2004. On October 30, 1996, the Company closed on the sale of all $3,000,000 of its Senior Subordinated Debentures.

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes      $    452          $    926
      Other, principally interest                  719               558
                                               -------           -------
                                              $  1,171           $ 1,484
                                               =======            ======

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
      The Company acquired developed lots and land for future development under promissory notes with the sellers, aggregating $4,240 and $1,281 during the nine months ended September 30, 1996 and 1995, respectively.


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

                                          THREE MONTHS ENDED                       NINE MONTHS ENDED
                                             SEPTEMBER 30,                            SEPTEMBER 30,
                                             -------------                             -------------
                                       1996                 1995                  1996                 1995
                                       ----                 ----                  ----                  ----
Revenues:
     New homes                       $ 22,002             $ 18,251              $ 50,179              $ 43,345
     Remodeling                         1,379                1,155                 3,134                 3,270

Operating income (loss):
     New homes                          1,377                1,154                 2,657                 1,731
     Remodeling                            (3)                  43                  (238)                  (96)



NOTE 4.    LAND OPTION AND EARNEST MONEY DEPOSITS

The Company has entered into option and purchase agreements to acquire lots in residential housing developments and land for future development. Upon exercise of an option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement. Earnest money deposits are credited against future purchases. The Company had land purchase commitments totaling approximately $1,486 and $3,069 at September 30, 1996 and December 31, 1995, respectively, related to the earnest money deposits.



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

NEW HOMES

Revenues increased $3.8 million or 20.6% and $6.8 million or 15.8% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The Company closed on sales of 63 and 143 homes in the three and nine months ended September 30, 1996, respectively, compared to 58 and 135 closings in the same periods in 1995. The average selling price of homes closed increased by 11.3% and 9.4% for the three and nine months ended September 30, 1996, respectively, from the average selling price of homes closed for the same periods in 1995. The Company believes that the increase in homes closed in the three and nine months ended September 30, 1996 was due to the timing of the removal of customer purchase contingencies and subsequent house starts in 1996 compared to 1995. The increase in average selling price is due to general price increases as a result of inflation and changes in the mix of homes closed in 1996 compared to 1995.

Gross profit margin for the new homes segment remained steady for the three months ended September 30, 1996 compared to the same period in 1995. For the nine months ended September 30, 1996 the gross profit margin increased to 14.9% compared to 14.5% for the same period in 1995. The Company believes that this increase in gross profit margin is due to changes in the location of the home developments, improvements to the Company's cost controls and an increase in the mix of homes sold on land developed by the Company versus lots purchased from other developers.

Operating expenses for the new homes segment (which include selling, general and administrative expenses) increased by $334,000 and $239,000 in the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. As a percentage of total new home revenues, these expenses remained constant for the three months ended September 30, 1996 compared to the same period in 1995 and decreased to 9.6% for the nine months ended September 30, 1996, compared to 10.5% for the same period in 1995. The increase in the dollar amount of these expenses is mainly due to increases in personnel and professional fees in 1996. These increased costs were partially offset by the write-off, in 1995, of costs incurred on abandoned land acquisition projects.

REMODELING

The remodeling segment incurred an operating loss of $3,000 in the three months ended September 30, 1996, compared to operating income of $43,000 for the same period in 1995. For the nine months ended September 30, 1996, operating loss increased to $238,000 compared to $96,000 for the same period in 1995. This increase is due to a smaller number of closings and lower profit margins on jobs in 1996 compared to 1995.

OTHER INCOME (EXPENSE), NET

Interest expense decreased $113,000 or 25.1% and $14,000 or 1.0% for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 This decrease is due to a reduction in the completed homes inventories in the three months ended September 30, 1996, compared to the same period in 1995. Other income (expense), net increased $42,000 in the nine months ended September 30, 1996 from the same period in 1995. The increase is mainly due to the $123,000 gain on the sale of an investment in a land development partnership.

NET INCOME

Net income for the three months ended September 30, 1996 was $620,000, an increase of $126,000 from $494,000 for the same period in 1995. This increase is mainly due to an increase in homes closed in the three months ended September 30, 1996, compared to the same period in 1995. Net income for the nine months ended September 30, 1996 was $730,000, a decrease of $273,000 from $1.0 million of net income for the same period in 1995. This decrease is mainly due to the 1995 change in accounting for land acquisition and development costs of $763,000, which is partially offset by the gain on sale of an investment in a land development partnership and improved operating income from new home sales.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $2.2 million for the nine months ended September 30, 1996, a decrease of approximately $2.1 million from the $4.3 million used for the same period in 1995. During the nine months ended September 30, 1996, cash was used for a reduction of accounts payable of $2.3 million and increases in restricted cash of $577,000. These uses of cash were partially offset in 1996 by a increase in income taxes payable of $289,000, with the balance of cash used in operations financed through increased borrowings on the Company's lines of credit and other debt obligations of $202,000 and the reduction of cash and cash equivalents of $2.2 million.

Cash flows used in investing activities were $206,000 for the nine months ended September 30, 1996, a decrease of approximately $175,000 from $381,000 cash used for the same period in 1995. The decrease was primarily due to proceeds from the sale of an investment in a land development partnership and a reduction of expenditures for property and equipment, which were partially offset by an increase in the cash surrender value of life insurance.

Cash flows provided by financing activities were $202,000 for the nine months ended September 30, 1996, a decrease of approximately $2.7 million from the $3.0 million for the same period in 1995. The decrease was primarily due to a reduction in net borrowings on the Company's bank lines of credit as a result of a decrease in cash used in operating activities in 1996 relative to 1995 and a reduction of cash and cash equivalents as of September 30, 1996 compared to September 30, 1995.

FINANCING

The Company believes that internally generated funds, amounts available under its four lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity. In October 1996, the Company raised additional financing through the issuance of $3.0 million of Senior Subordinate Debentures.

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

The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $9.1 million subject to a borrowing base. At September 30, 1996, the aggregate maximum credit available under the lines of credit was $8.5 million, of which $4.8 million was utilized and $3.7 million was available.

The Company's outstanding indebtedness as of September 30, 1996 included $20.6 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit, borrowing arrangements and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future. The Company may explore additional financing alternatives in the future.


PART II. OTHER INFORMATION

Items 1 through 5.
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a) The following exhibits are hereby incorporated by reference or filed herewith as indicated.

3.1(1)   Articles of Incorporation of Lundgren in effect on the date hereof.

3.2(1)   Bylaws of Lundgren on the date hereof.

4.1(7) Form of Debenture (included as Sections 2.2(A) and (B) of Indenture filed as Exhibit 4.2 hereto to this Annual Report on Form 10-K).

4.2(7) Form of Indenture by and between Lundgren and National City Bank Minneapolis, National Association, as Trustee, including a Form of Debenture.

10.1(1) Lease by and between Lundgren, as lessor, Glenbrook Office Building Partnership, and Peter Pflaum and Patrick C. Wells, general partners, dated September 28, 1978.

10.2(1) Amended and Restated Stock Purchase Agreement, dated February 1, 1993, by and among Lundgren, Peter Pflaum, Patrick Wells, Edmund M. Lundgren, Gerald T. Lundgren and Allan D. Lundgren.

10.3(3) Revolving Credit Line Agreement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

10.4(5) Amended and Restated Mortgage Note, dated January 25, 1995, of the Company payable to Builders Development & Finance, Inc.

10.5(3) Combination Mortgage, Security Agreement and Fixture Financing Statement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

10.6(1)  Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund
         M. Lundgren and Gerald T. Lundgren for the benefit of Builders Development & Finance, Inc., dated July 27, 1990.

10.7(1) Demand Discretionary Revolving Credit Agreement between the Company and Norwest Bank Minnesota, National Association, dated November 30, 1990.

10.8(1) First Amended and Restated Revolving Note, dated May 1, 1992, of the Company payable to Norwest Bank Minnesota, National Association.

10.9(1) Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated November 30, 1990.

10.10(1) Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated May 1, 1992.

10.11(1) Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund
         M. Lundgren and Gerald T. Lundgren for the benefit of Norwest Bank Minnesota, National Association, dated November 5, 1990 and all extensions thereof.

10.12(5) Commercial Lease, dated June 1, 1995, by and between Koecheler & Olson
         Leasing and Lundgren Bros. Plumbing.

10.13(5) Lease Agreement, dated April 10, 1995, by and between B.M. Acquisitions
         Corporation (Brush Masters, Inc.) and John J. Day.

10.14(1) Loan Agreement, dated as of May 8, 1992, by and between the Company and Builders Development & Finance, Inc.

10.15(1) First Mortgage Note, dated May 8, 1992, of the Company payable to
         Builders Development & Finance, Inc.

10.16(1) Second Mortgage Note, dated May 8, 1992, of the Company payable to
         Builders Development & Finance, Inc.

10.17(1) First Mortgage, dated May 8, 1992, by the Company in favor of Builders
         Development & Finance, Inc.

10.18(1) Second Mortgage, dated May 8, 1992, by the Company in favor of Builders
         Development & Finance, Inc.

10.19(1) Guaranty, dated as of May 8, 1992, by Peter Pflaum, Edmund M. Lundgren,
         Gerald T. Lundgren, Allan D. Lundgren and Patrick C. Wells for the benefit of Builders Development & Finance, Inc.

10.20(1) Construction Loan Agreement, dated as of July 22, 1992, by and between the Company and Scherer Bros. Financial Services Co.

10.21(1) Mortgage and Security Agreement, dated July 22, 1992, between the
         Company and Scherer Bros. Financial Services Co.

10.22(1) Promissory Note, dated July 22, 1992, of the Company payable to Scherer
         Bros. Financial Services Co.

10.23(1) Guaranty, dated as of July 22, 1992, by Allan Lundgren for the benefit of Scherer Bros. Financial Services Co.

10.24(1) Guaranty, dated as of July 22, 1992, by Patrick Wells for the benefit of Scherer Bros. Financial Services Co.

10.25(1) Guaranty, dated as of July 22, 1992, by Peter Pflaum for the benefit of Scherer Bros. Financial Services Co.

10.26(1) Guaranty, dated as of July 22, 1992, by Edmund Lundgren for the benefit of Scherer Bros. Financial Services Co.

10.27(1) Guaranty, dated as of July 22, 1992, by Gerald Lundgren for the benefit of Scherer Bros. Financial Services Co.

10.28(1) Development Loan Agreement, dated May 15, 1992, by and between the
         Company and Construction Mortgage Investors Co.

10.29(1) First Mortgage Note, dated May 15, 1992, of the Company payable to
         Construction Mortgage Investors Co.

10.30(1) First Mortgage, dated May 15, 1992, by the Company in favor of
         Construction Mortgage Investors Co.

10.31(1) Guaranty, dated May 15, 1992, by Peter Pflaum, Patrick C. Wells, Allan
         D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Construction Mortgage Investors Co.

10.32(1) Contribution Agreement, dated as of February 17, 1993, by and among the Company, Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren.

10.33(5) Shopping Center Lease, dated February 9, 1994, by and between Oakdale
         Mall Associates and Lundgren Bros. Construction, Inc. d/b/a Lundgren Bros. Remodeling.

10.34(1) Form of Option to Purchase Land.

10.35(1) Form of Contingent Purchase Agreement.

10.36(5) Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated
         April 1, 1993.

10.37(2) Amended and Restated Demand Discretionary Revolving Credit Agreement, dated March 18, 1994, by and between Norwest Bank Minnesota, National Association and Lundgren Bros. Construction, Inc.

10.38(4) Fourth Amended and Restated Revolving Note (Demand), dated March 14,
         1995, of the Company payable to Norwest Bank Minnesota, National Association.

10.39(4) Consent and Reaffirmation of Guaranty, dated March 14, 1995, by Peter
         Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

10.40(3) Satisfaction of Combination Mortgage, Security Agreement and Fixture
         Financing Statement executed by Builders Development & Finance, Inc. on March 29, 1994.

10.41(3) Letter Agreement, dated February 17, 1994, between Builders Funding
         Corporation and Lundgren Bros. Construction, Inc.

10.42(4) Amendment, Extension and Reaffirmation Agreement, dated March 14, 1995, by and among Lundgren Bros. Construction, Inc., Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren and Norwest Bank Minnesota, National Association.

10.43(4) Supplemental Assignment of Life Insurance Policies as Collateral, dated
         March 14, 1995, by Lundgren Bros. Construction, Inc. in favor of Norwest Bank Minnesota, National Association.

10.44(4) Second Supplemental Assignment of Life Insurance Policies as
         Collateral, dated March 16, 1995, by Lundgren Bros. Construction, Inc. in favor of Norwest Bank Minnesota, National Association.

10.45(5) Third Amendment to Combination Mortgage, Security Agreement and Fixture
         Financing Statement and Amendment to Revolving Credit Line Agreement, dated January 25, 1995, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

10.46(6) Second Amended and Restated Mortgage Note, dated May 20, 1996, of
         Lundgren Bros. Construction, Inc. payable to Builders Development & Finance, Inc.

10.47(6) Eighth Amendment to Combination Mortgage, Security Agreement and
         Fixture Financing Statement and Second Amendment to Revolving Credit Line Agreement and Reaffirmation Agreement, dated May 20, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

10.48(6) Promissory Note, dated March 21, 1996, of Lundgren Bros. Construction,
         Inc. payable to First Bank National Association.

10.49(6) Letter Agreement, dated March 21, 1996, by Lundgren Bros. Construction,
         Inc. and First Bank National Association.

10.50(6) Pledge Agreement, dated March 21, 1996, by Lundgren Bros. Construction,
         Inc. for the benefit of First Bank National Association.

10.51(6) Control Agreement (With Broker or other Securities Intermediary), dated
         March 21, 1996, by Lundgren Bros. Construction, Inc., First Bank National Association and FBS Investment Services, Inc.

10.52(6) Guaranty, dated March 12, 1996, by Edmund M. Lundgren for the benefit of First Bank National Association.

10.53(6) Guaranty, dated March 12, 1996, by Allan Lundgren for the benefit of
         First Bank National Association.

10.54(6) Guaranty, dated March 12, 1996, by Peter Pflaum for the benefit of
         First Bank National Association.

10.55(6) Guaranty, dated March 12, 1996, by Patrick C. Wells for the benefit of
         First Bank National Association.

10.56(6) Guaranty, dated March 12, 1996, by Gerald Lundgren for the benefit of
         First Bank National Association.

18.1(4)  Letter on accounting change, Coopers & Lybrand L.L.P., dated May 12,
         1995.

27       Financial Data Schedule



(1) Incorporated by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-1, Registration No. 33-58934.

(2) Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(4) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(5) Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(6) Incorporate by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(7) Incorporated by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-1, Registration No. 333-12137.


(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LUNDGREN BROS. CONSTRUCTION, INC.


Date:    November 14, 1996 By:      /s/ Peter Pflaum
                                    Peter Pflaum
                                    (Principal Executive Officer)
                                    (Principal Financial Officer)