Form 10-K405
period 1996-12-31
LUNDGREN BROS CONSTRUCTION INC
filed 1997-03-26
CIK 898148

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transaction period from __________ to __________

                         Commission file number 33-58934

                        LUNDGREN BROS. CONSTRUCTION, INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                            41-0970679
  (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                            identification no.)

935 EAST WAYZATA BLVD., WAYZATA, MINNESOTA                          55391
 (Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (612) 473-1231

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         The voting stock is privately held. None of the voting stock is held by non-affiliates of the registrant.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

         On March 26, 1997, there were 594 voting and 10,031 non-voting shares of the registrant's no par value common stock outstanding.

                                 FORM 10-K INDEX


PART I
        Item 1.   BUSINESS....................................................1
        Item 2.   PROPERTIES.................................................14
        Item 3.   LEGAL PROCEEDINGS..........................................15
        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR...............15

PART II
        Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS................................15
        Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA.......................16
        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS.................................................17
        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................23
        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................23

PART III
        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT.............................................24
        Item 11.  EXECUTIVE COMPENSATION.....................................27
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT......................................28
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS...............................................30

PART IV
        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K....................................31

SIGNATURES...................................................................37

EXHIBIT INDEX................................................................39


                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Lundgren Bros. Construction, Inc. ("Lundgren" or the "Company") is engaged in the interrelated activities of land development and the design, construction and sale of detached single family homes in the Twin Cities metropolitan area. The Company maintains an inventory of potential home lots by controlling undeveloped land through options, contingent purchase agreements, joint ventures, partnerships and other contract relationships with landowners (referred to herein collectively as "Land Acquisition Agreements"). Upon obtaining the appropriate regulatory approvals and zoning changes, and dependent on market conditions, the Company develops the undeveloped land into finished lots for residential subdivisions, primarily for its own use. The Company also periodically options or purchases finished lots from other developers.

     Since its incorporation in 1970, the Company and its affiliates have developed 2,563 lots. On December 31, 1996, the Company controlled 15 parcels of land under Land Acquisition Agreements for future development of an estimated 1,552 lots. The Company's land development strategy is to control prime property for residential development two to five years in advance of actual development, using Land Acquisition Agreements structured to require limited initial investment by the Company. Management believes that this strategy minimizes the risk of the Company owning too much land at any one time but allows the Company to control key sites for future development. See "Business--Land Acquisition."

     The Company builds custom homes and homes from standard plans at prices typically ranging from $190,000 to $700,000 for both the home and lot, with an average selling price of approximately $339,000 in 1996. Lundgren's wholly-owned subsidiary, Brush Masters, Inc. ("Brush Masters"), provides painting and staining services to the Company, as well as to other residential building contractors in the Twin Cities metropolitan area.

     Since inception, the Company has built and sold over 2,448 single family homes. The Company sells its homes primarily through its own staff of sales personnel, although it also utilizes local realtors. The Company closed the sales of 198 homes in 1996, and as of December 31, 1996, had purchase agreements for the sale of 42 homes, representing approximately $14.1 million in sales. In 1995, the Company closed the sales of 202 homes, and as of December 31, 1995, had contracts for the sale of 62 homes, representing approximately $21.0 million in sales. The Company markets its homes to middle and upper income professionals and executives. The Company's marketing efforts emphasize the community atmosphere of its residential subdivisions and those characteristics it believes are distinctive to the Lundgren-built homes: desirable designs, quality construction, competitive prices and customer service, before, during and after the sale of a home.

     The Company was incorporated as a Minnesota corporation on October 29, 1970. The Company's offices are located in Wayzata, Minnesota.

OPERATING STRATEGY

     The Company's operating strategy is to attempt to achieve the following inter-related goals:

* Land Acquisition - locate and control the best residential property in a specific geographic area in its price range of homes, with minimum up-front expenditure and financial exposure.

* Land Development - enhance the existing features of the acquired land that make it unique, as well as develop subdivisions in a manner that creates a community feeling with superior attributes to those developed by competitors.

*    Home Building and Home Sales -

     (a) Product Design - design and periodically update home plans in order to provide the best value in the Company's price range of homes.

     (b)    Customer Service - provide outstanding customer service.

     (c) Quality and Customization - build homes of the highest possible quality in a particular price range and offer home buyers an opportunity to customize their homes to a degree superior to the competition's products.

     (d) Cost Control - closely monitor the design of home plans and the construction process, from the bidding of the homes through construction in the field, to ensure that the Company is producing its homes in a manner that best balances cost-effectiveness and quality.

     (e) Design Center - provide home buyers with ease and convenience in making selections to personalize their homes.

* Inventory Management - monitor its finished lot inventory and the number of unsold homes in order to react to changing market conditions.

* Painting and Staining - provide cost-effective and superior painting and staining services.

LAND ACQUISITION

     The Company believes that its future success depends upon its continued ability to acquire superior home sites at competitive prices. The Company has developed procedures for, and employs management specialized in, site acquisition and development. Before the Company enters into any acquisition arrangement, it generally employs an independent marketing consultant to perform a market analysis of the geographic area to assess the future desirability of that area for single family homes, the current and future development competition, and the history of demand for housing in the area. The Company's objective is to locate areas where there will be great demand for homes in the future but with limited competition. The Company has concentrated its efforts on the western and southwestern suburbs of Minneapolis, in the communities of Eden Prairie, Chanhassen, Chaska, Minnetonka, Medina, Minnetrista, Plymouth, Shorewood and Maple Grove. The Company believes that these communities are and will be some of the most desirable areas for housing in the Twin Cities metropolitan area.

     Generally, land acquired by the Company for development in the next one to three years is located within the Minneapolis-St. Paul Municipal Urban Service Area ("MUSA"). Land located within the MUSA is permitted to be serviced with metropolitan sewer service and municipal water. A limited portion of the Company's resources are used to control parcels of land outside the MUSA in municipalities which the Company believes are willing to attempt to obtain approval for the extension of the MUSA. Although the Company has been successful in assisting municipalities in which it controls land to obtain extensions of the MUSA, there can be no assurance that the Company will be able to successfully assist municipalities to further extend the MUSA in the future.

     The Company attempts to control parcels of undeveloped land with minimum capital expenditure. The Company acquires control of undeveloped land in several ways. Generally, the Company has been able to obtain long-term options to purchase land for future development. The Company uses the option period to obtain necessary development approvals from government units and to evaluate the feasibility of development, including whether the development costs are within cost parameters per lot for a particular type of standard home plan. The Company also purchases land through contingent purchase agreements. Under such agreements, the Company agrees to purchase the land, contingent upon the Company's obtaining necessary zoning and government approvals, on terms satisfactory to the Company, within a predetermined period. These arrangements allow the Company to reduce the risk of purchasing a site it will not be able to develop profitably. Under these arrangements, the Company attempts to acquire the land with minimum cash investment and maximum amount of seller financing. The Company attempts to obtain such purchase money financing on a nonrecourse basis, thereby limiting both its exposure to the amount invested in the property and its predevelopment costs on such site. While this policy may somewhat raise the cost of the land the Company acquires, it significantly reduces the Company's financial exposure. As competition for land increases, the Company may not be able to acquire land through such favorable arrangements in the future and may be required to expend more cash and bear more risk in order to gain and maintain control of undeveloped land. During the due diligence periods provided for in the Company's Land Acquisition Agreements, the Company employs a detailed checklist to assist in its investigation of factors affecting the feasibility of the project, including: topography, geology, soils and grading, traffic, transportation and access, environmental issues, archeological site status, regulatory processing and approval schedule, financing alternatives, market research, and economic feasibility.

     Occasionally, the Company acquires control of land through joint ventures and other contractual relationships with third party landowners ("Joint Ventures"). Under these Joint Ventures, the Company generally is employed as an agent of the Joint Venture to zone and develop the property and build and sell homes on it. The Company must meet certain criteria as to cost control and absorption rates for the sale of the finished lots. The landowner subordinates his or her interest in the land to a mortgage securing the development financing. As lots are sold, the landowner shares in the profits on the finished lots. This approach allows the landowner to maximize the profit to be made on the sale of the land. It also enables the Company to control a site which it might not have been able to purchase through an option or contingent purchase agreement. The Joint Venture also enables the Company to participate in the lot profit, while retaining the profit from the construction of the homes on the site.

     Periodically, the Company acquires lots through optioning and/or purchasing finished lots from unaffiliated developers. This approach allows the Company to control a large number of finished lots, including an entire subdivision, while also enabling the Company to market a new subdivision with minimal capital expenditure and limited development risk. Generally, under these agreements, the Company can continue to control these finished lots as long as the Company purchases a specified number of such lots within a predetermined time period. This arrangement, however, provides the Company less profit on the sale of the lot.

     The Company continuously searches for new sites to control which meet its development criteria. The Company also attempts, whenever possible, to upgrade the property it controls. If a better site becomes available, the Company will try to acquire control of the new site and to determine whether it should hold, sell or terminate its agreement for the less desirable parcel. The Company will also abandon attempts to zone and develop a parcel if significant development problems arise. Accordingly, the land controlled by the Company for future lot inventory is constantly changing. The Company has Land Acquisition Agreements and finished lot inventory sufficient to satisfy its land requirements for the next three to four years, and attempts to control land sufficient for its needs approximately three to five years in advance.

LAND DEVELOPMENT

     The Company's operations differ from the majority of home builders in the U.S. Census Bureau Twin Cities Metropolitan Statistical Area (The "Twin Cities MSA"), which area includes 11 Minnesota counties and two counties in Wisconsin, in that it is involved in both land development and home building. Land development is historically the most profitable portion of the Company's business and an essential element to the success of the Company's home building business.

     During 1996, 84.8% of the homes delivered by Lundgren were built on lots developed by Lundgren, compared to 77.2% in 1995 and 53.8% in 1994. In the future, the Company's goal is to maintain this percentage in the range of 50% to 70%. Since inception, the Company has developed 108 residential subdivisions, ranging in size from 3 to 94 lots, in the Twin Cities MSA. In 1995, the Company commenced the development of eight new residential subdivisions and, in 1996, commenced the development of 11 new subdivisions.

     Once the Company acquires control of undeveloped land, it commences the process of obtaining zoning and other government approvals necessary for the proposed development. This process is generally completed in one to three years. The Company estimates the cost of development of the entire parcel to determine whether finished lots can be brought to market at a competitive, yet profitable, price. Periodically during the approval process, the Company normally updates its market studies to determine both the level of competition by other land developers and builders which are, or will be, developing subdivisions in the area, and projected lot absorption rates for that area. If at any time during the zoning and approval process it appears that the cost of the lots will be too great for the market, or that the approval process is not progressing satisfactorily, the Company will cease the zoning and approval process and sell or abandon its interest in the land. Therefore, because the Company's land acquisition strategy is to acquire control of the land through Land Acquisition Agreements structured to require limited initial investment by the Company and to obtain the necessary zoning and governmental approvals prior to purchasing the land, the Company minimizes the risk of substantial capital expenditures on land which it ultimately cannot successfully develop. However, the Company may spend between approximately $50,000 to $300,000 during the approval process prior to determining whether it can, or will, develop the land. Nonetheless, the Company believes that the outlay and potential loss of these pre-development costs substantially reduces the risks of greater costs and capital expenditures associated with owning undevelopable land. The Company generally has been successful in obtaining the necessary zoning and governmental approvals for the development of its land.

     During the zoning and approval process, the Company determines the availability of utilities, surveys and tests soil conditions on the site, and performs the required environmental reviews. Upon receipt of final governmental approvals, the Company will usually complete its purchase of the land and begin site development.

     Site development is the process whereby the undeveloped land is developed into finished lots ready for home construction. During the initial development stage, the land is graded and sanitary sewer, watermain, stormsewer, curbs, gutters and streets are installed. Upon completion of the initial development stage, the Company landscapes the subdivision and constructs various amenities. The Company believes that to create a successful subdivision distinguishable from that of its competitors, it is important to create a neighborhood and a sense of community. A number of factors are involved in the creation of this sense of community: a street and lot configuration that arrives at the best balance of installation and construction costs and the esthetics of the subdivision; the location, design, landscaping and creation of the entrance; and the creation of common amenities in the subdivision, such as children's play areas, tennis courts, swimming pools, basketball courts, gazebos and community open spaces with trails for neighbors to enjoy the natural beauty of the land.

      Since inception, the Company has developed 2,563 lots, for which the sales of 2,249, or 87.7%, had been closed as of December 31, 1996. The remaining lots are subject to purchase agreements or are available for sale. The development of all but approximately 184 lots is complete. The subdivisions in which such 184 lots are located require minor finishing work, such as laying the final coat of blacktop on the subdivision streets.
The Company expects to complete such finishing work in 1997.

HOME BUILDING AND HOME SALES

      The Company closed on 198 home sales in 1996. The Company's homes are sold primarily through its own sales staff. The Company also sells its homes through local realtors. The Company recognizes a sale for accounting purposes on the closing date of the sale.

HOME CLOSINGS

      Below is a summary of the Company's closings for the past five years.


                                          YEARS ENDED DECEMBER 31,
                                          ------------------------

                                  1992      1993      1994      1995      1996
                          (Dollars in thousands, except numbers of homes closed)
Homes Closed                       147       216       247       202       198
Average Selling Price          $   268   $   265   $   297   $   311   $   339
of Homes(1)
Total Volume of Closed Homes   $39,388   $57,136   $73,471   $62,796   $67,079

---------------------

(1) The average selling price per home is affected by the mix of the type of lots developed, the product line of homes sold and mortgage interest rates. The Company estimates that the average selling price for the types of homes that it will be selling in the year ended December 31, 1997, will be $317,000.

      The Company markets its homes primarily to middle and upper income buyers in the Twin Cities MSA. The Company's promotional efforts include advertisements in newspapers and other printed media, radio and television, illustrated brochures, billboards, on-site displays, realtor programs and furnished model homes. Based upon its experience in the home building business and the comments it receives from its customers, the Company believes that, in addition to the location and design of its subdivisions, it has the competitive advantages in the areas of (a) product design; (b) customer service; (c) quality and customization; (d) cost control; and (e) its design center.

(a)  PRODUCT DESIGN.

      The Company designs, and builds from, a variety of standard home plans that can be customized to some extent by the customer. The Company also designs and builds true custom homes. The Company employs its own in-house designers, which it supplements from time to time with national and local architectural firms. The Company reviews its home designs on a regular basis in order to ensure that the homes incorporate marketable floor plans that are both desirable and practical. The Company also monitors local competition to determine whether its product lines and home designs continue to maintain a competitive design advantage. Additionally, the Company gets input on new home designs it is developing from focus groups, which consist of individuals who have purchased homes in the last six months in approximately the same price range as that of the Company's new home designs. Frequently, this review by the focus groups results in changes to the Company's new home designs. The Company also periodically examines the single family home market to determine if certain housing needs within its market range are not being satisfied and, if so, attempts to design and build homes to meet such needs.

      In addition to implementing its current product lines and having its new home designs reviewed, the Company utilizes a number of marketing consultants in cities across the United States having similar climate and housing construction techniques. During the year, the Company periodically consults with these marketing consultants to determine what type of houses within the price and square footage ranges of the product lines offered by the Company are selling well in other markets. Usually two or three times a year, the Company sends a team of its employees to study these homes for new ideas that the Company can use. In recent years, Company employees have traveled to Seattle, Denver, Chicago, St. Louis, Kansas City, Indianapolis and Washington, D.C. This housing market review allows the Company's design team to keep the Company's designs current and to incorporate innovations from around the country.

(b)  CUSTOMER SERVICE.

      Providing a high level of customer service has always been a priority for the Company and a part of its competitive strategy. The Company attempts to maintain personal contact with its customers from their first meeting with the Company's sales representative through the construction process and after the closing. This relationship begins with the Company's sales representatives when the customer first visits one of the Company's model homes and selects a home plan and lot. These sales representatives are trained to provide customers with exceptional service. The Company emphasizes customer service by making it a topic at every weekly sales meeting with the Vice President -- Sales and Marketing, as well as by making it an important part of the annual sales training program that all the sales representatives are required to take. The Company's sales representatives service the customers' needs until the customers' final plans have been approved for construction. Once approval for construction has been obtained, a construction coordinator is assigned to the customers. The construction coordinators have offices at the Company's headquarters and report directly to the Vice President -- Construction. The construction coordinators handle any of the customers' concerns, changes, service and warranty work and are available to talk with customers at any time during the Company's normal business hours. Additionally, these construction coordinators are specially trained to understand customers' needs and the importance of solving their problems quickly and pleasantly.

      Building a home is a very complicated process and one in which customers probably have limited or no experience. Accordingly, the Company has developed a system to educate its customers as to the Company's procedures and schedule for everything that will happen from the time a customer signs a purchase agreement through the entire construction process and through any service and warranty work. This system establishes, prior to a customer's signing a purchase contract, the correct customer expectations and the sequences and timing of events during the process of building and servicing their home. The system also explains when customer input is required in order for construction to proceed as scheduled. The system is summarized for the customer in a comprehensive book entitled "Building a New Home with Lundgren Bros.," which is given to them after they have executed a purchase agreement with the Company. Additionally, the Company monitors on a weekly basis its own procedures and the time it takes to accomplish the sequence of events outlined in the book to make certain it keeps its schedule at all times. Moreover, at strategic points in the construction process, customers are automatically sent letters informing them of the progress and indicating what is required of them in order to keep on schedule. This entire process is supplemented by the construction coordinators who are available to assist customers with anything necessary to make the experience as smooth as possible.

      The Company also employs a system by which to evaluate the quality of its service and the satisfaction level of its home buyers. The Company telephones its home buyers at four different times during the term of its relationship with the home buyers. These telephone calls are designed to get the home buyers' feedback on how the Company is doing and how the Company is addressing their problems, if any. The responses the Company receives from these telephone calls, which are delivered weekly to the President of the Company and the Company's department heads, are used to give management a qualitative measure as to how the Company is doing at various critical points during the home building process. In addition, the Company employs an outside firm to survey Company customers who have recently closed on a home to determine both how such customers feel about the treatment that they have received from the Company at various stages during the home building process and whether they would recommend the Company to another home buyer.

(c)  QUALITY AND CUSTOMIZATION.

      Since its inception, the Company has designed and built both custom homes and a number of standard plan homes that can be customized to a customer's personal taste. Through a series of meetings with the Company's sales consultants and, if necessary, its designer, a customer's home plans evolve to a compromise that balances the customer's wish list and budget. The design process ends in a detailed final plan review with the customer.

      In order to provide home customers the price advantage of a standardized product line while still providing them with flexibility to customize their home before and after the final plan review, the Company has integrated its construction process with a schedule for the customer's required decision-making, contained in the book "Building a New Home with Lundgren Bros." The book coordinates the customer's required input (final plan review, change orders and selections) with the separate stages of construction. To ensure proper communication between the customer and the field superintendent, as well as to provide an inspection process to assure the customer that the construction will meet the Company's performance standards, four orientation meetings are scheduled for the customer before the closing: an on-site preconstruction meeting; a pre-drywall orientation; a preclosing orientation; and a new home orientation (walk-through). The book also alerts the customer to construction deadlines for needed customer selections. Additionally, the Company's customer coordinator helps the customer schedule and complete all the necessary paperwork, meetings, change orders and selections. Because the Company believes that its home buyers will increasingly demand more customizing opportunities, it has positioned itself to take advantage of such a trend.

      The purchase price for standard house plans ranges from approximately $190,000 to $550,000 for house and lot. These houses provide between 1,300 and 3,600 square feet of finished space. The purchasers of the Company's standard houses can select from various base floor plan and elevation combinations, as well as customize their homes with a selection of changes, features and upgrades. Some typical features of the Company's floor plans, depending on the subdivision, are:

     * vaulted or higher-than-average ceilings and large decorative windows to admit natural light
     *    two story entries which offer a sight line through the house
     * incorporation of columns, arches, bridges, niches and wall cutouts, formal and informal stairways and other design features
     *    basements, most with windows or outside entries
     *    two and three car garages.

In addition, purchasers can choose, at additional cost, optional amenities such as different front elevations for the house, bay windows, decks, cabinets, upgraded carpets and floor coverings, fireplaces, lighting fixtures, appliances and hardware.

      Custom homes designed and built by the Company have ranged from approximately $250,000 to $700,000 for house and lot, and have ranged from approximately 2,500 to 5,000 square feet.

(d)  COST CONTROL.

      In order for the Company to control construction costs without sacrificing quality, it must start with the efficient design of its homes. After completion of the schematic plan of a home from the Company's standard product line, the construction department, purchasing department and estimating department review the plan to ensure the home is designed to minimize the costs of labor and materials. The sales department also reviews the plan at the same time to ensure that amenities designed into the home will create value for the home buyer. The plan is then sent to an outside structural engineer who reviews the structural integrity of the plan and makes recommendations where necessary. Additionally, the plan is sent to a truss manufacturer, electrical consultant and a cabinet maker for additional input and recommendations. The Company then reviews these recommendations and, if appropriate, incorporates them into the final plans. Along with the design department, the construction and purchasing departments also review the final plan and officially approve it for use by the Company. The purchasing and construction department may seek the advice of suppliers and subcontractors with respect to better or more cost efficient ways to design and build the home so as to create more value for the home buyer. Thereafter, the plan is revised based on all of the above reviews and input into the Company's Auto Cad (computerized architectural design programs) system. The Auto Cad creates very detailed drawings of the home and allows the Company to make changes to the plan rapidly. Once the plan is completed, the purchasing and estimating departments seek to obtain competitive pricing from local subcontractors and suppliers. The Company believes it is generally able to negotiate satisfactory pricing due to both the high volume of work it offers to its unaffiliated subcontractors and its ability to pay its bills promptly. The Company has also arranged and is continually attempting to establish direct purchase relationships with national vendors in order to provide certain items at a lower price. The Company believes its design center is appealing to these national vendors because it offers them a professional place to show their products, while also giving the Company an opportunity to negotiate special relationships with the national vendors.

      The Company utilizes its management information system to monitor all subcontractor expenditures for each home it builds. Once the home plans are completed, they are sent to the estimating department, which, using a computerized estimating system, determines the exact quantities of materials needed to build the home and the estimated cost associated with using such materials. This estimated cost is then verified with individual cost quotes or bids from each subcontractor or supplier. A detailed budget for the home is then input into the computerized purchase order system which enables the Company to monitor all of its costs and variances from the original budget for the home. The Company has one person who is responsible for recording and inputting into the system variances from the original budget for the home as they occur. This allows the Company to view on a daily basis any variance on every home under construction. Management normally has weekly meetings to review all variances so as to determine the cause and to establish procedures to eliminate such variances in the future.

      The Company also uses its management information system to pay its suppliers and subcontractors for their completed work on the home. Unless there is an approved variance purchase order or an approved change order that has been entered into the system, the only amount paid to the suppliers and subcontractors is the amount which was originally budgeted on the system. With this system, the Company knows at all times the current cost of each home. If there is a variance from the original budget, the Company can study the variance when it occurs to determine what went wrong and how to correct its plans and procedures so the variance will not occur in the future. By using this system over a period of time, the Company can determine the most cost efficient way to produce its homes. The Company also monitors its gross margin on each home at four different points in order to make certain how the actual margin compares to the budgeted one: when the purchase agreement is signed by the Company, after the budget is placed in the computerized purchase order system, when the home closes and approximately 45 days after the home closes and all outstanding invoices have been reviewed and entered into the purchase order system.

(e)  DESIGN CENTER.

      All of the Company's home buyers can choose from the Company's various base floor plans and elevation combinations or design a custom plan for themselves. Home buyers can further customize their home by making a number of selections and upgrades from the Company's newly completed, state-of-the-art Design Center. The Design Center is located in a separate building and allows the buyers to view a wide selection of items. The Design Center currently has seven complete kitchens, six bathrooms and a screened porch on one level. The lower level of the Design Center displays numerous items, including selections of roofing, siding, plumbing fixtures, cabinets, interior and exterior doors, carpeting, floor coverings, counter tops and window treatments. The Company's home buyers can visit this center as many times as they like. The Company employs interior decorators who work full time for the Company and staff the Design Center to assist customers. In addition, the Company's interior design staff will meet with home buyers on an appointment basis when it is convenient for the home buyer to make selections, or home buyers can visit the design center, which is open weekdays as well as during convenient evening and weekend hours. The Company is not aware of any other housing company in the Twin Cities that has a comparable facility. Normally, a home buyer purchasing a home from one of the Company's competitors will be forced to travel to many different locations scattered around the city to make their selections from different suppliers. This is not only time-consuming, but there is no way of controlling the quality of service the home buyer will receive at each of these different suppliers. The Company's home buyers will be able to make the vast majority of all their selections at the Company's Design Center where they will be assisted by the Company's trained staff.

INVENTORY MANAGEMENT

      Much of the risk in the home building industry is related to excessive inventory, including undeveloped land, finished lots and completed homes. The Company attempts to reduce its exposure to excess capital committed to land by continuously monitoring its undeveloped and finished lot inventory. The Company tries to purchase land through options and non-recourse contingent purchase agreements, which reduce the amount of committed capital and permit the Company to terminate or postpone the ultimate purchase of land that it does not need. The Company controls its finished lot inventory by developing finished lots in increments of approximately 20 to 40 lots, which it believes can be sold and closed in a normal market within one and one-half years from the completion of lot development. The Company reviews its lot inventory on a weekly basis.

      The Company attempts to limit its exposure to an excess inventory of completed houses by (a) generally not starting construction of a home until execution of a purchase agreement, receipt of satisfactory earnest money, receipt by the home buyer of a preliminary mortgage commitment and removal of all contingencies, and (b) controlling the number of finished homes held in inventory on a project-by-project basis and monitoring weekly the sales progress of each subdivision.

      For sales and marketing purposes, the Company generally will build one to three model homes in each of its subdivisions. These homes are completed, including interior furnishings and decorations, in order to market a particular home plan to potential home buyers. These model homes are not generally marketed for sale for at least a year or, if earlier, until the subdivision in which they are located is nearly sold out.

      As of December 31, 1996, the Company had 38 houses built or under construction to be held as inventory. A house is put in this category as soon as application is made for a building permit. Therefore, these 38 houses could be at any stage in the construction process. In the Company's experience, these houses often sell prior to completion. The Company rarely holds many houses in inventory after completion of construction.

      The 38 houses in inventory as of December 31, 1996, were located in 19 different subdivisions. Houses in inventory are generally marketed to transferee home buyers. Transferee home buyers have traditionally represented a significant portion of the Company's sales. A transferee home buyer typically is relocating for employment, needs a new house within 30 to 60 days, and cannot buy a new home which is not currently under construction because it would take too long to complete. The Company has actively marketed to this type of buyer for most of its history. The Company believes that these home buyers are primarily concerned about the reputation of the builder, location and quality of the subdivision, the competitive price of the home and the resale potential of the home. The number of homes held in inventory will vary seasonally and with changes in the local and national economy.

PAINTING AND STAINING SERVICES

      Brush Masters provides painting and staining services to the Company and to unaffiliated residential building contractors. Brush Masters offers value added services to its contractors and their customers. Such services include blueprint estimating, advising contractors on recent innovations in paint and stain products and their application, daily visits from a superintendent to construction sites, and providing professional stain and paint color selection service.

      Brush Masters currently services approximately 14 residential building contractors, including three of the largest builders in the Twin Cities MSA. Brush Masters also provides all of the Company's painting and staining services. The Company's transactions with Brush Masters are conducted on terms of price, quality and service that are comparable to terms available in arm's length transactions. The Company represented 40.7% of Brush Masters' sales in 1996.

      Brush Masters competes with numerous small painting and staining contractors, generally on the basis of quality and service.

EMPLOYEES

      At December 31, 1996, the Company employed 183 full-time employees, including executive and office personnel, construction superintendents, painters and general laborers. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

GOVERNMENTAL REGULATION

      The Company's business is subject to regulation by a variety of state and federal laws and regulations relating to, among other things, advertising, collection of state sales and use taxes and product safety. The Company's development activities are also affected by local zoning ordinances, building codes and other municipal laws as well as federal, state and municipal environmental and conservation laws, including, for example, a Minnesota law regulating development of wetland areas. While the Company believes it is presently in material compliance with such regulations, in the event that it should be determined that the Company is not in compliance with all such laws and regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

      The Company generally acquires undeveloped land located within the MUSA. The location and size of the MUSA is regulated by the Metropolitan Council. The MUSA is the area within the metropolitan area where public services, including roads, water and sanitary service are permitted by the Metropolitan Council to be made available. The Metropolitan Waste Control Commission, a regional agency, regulates the extension of sewer services within the MUSA. Access to public water and sanitary sewer is necessary to enable the Company, as well as other developers, to develop undeveloped land economically. There is a limited amount of land within the MUSA available for development. Accordingly, competition for prime land within the MUSA will likely increase. The Company has attempted to acquire what it believes are some of the best undeveloped parcels of land within the MUSA in the western suburbs of the Twin Cities metropolitan area. Occasionally, the Company has acquired land outside the MUSA and successfully assisted the municipalities in which such land was located in obtaining extension of the MUSA line to include such land. The process of seeking an extension can be costly and time-consuming, thus adding to the cost of such land, and there can be no assurance that the extensions sought will be granted.

ENVIRONMENTAL AND LEGAL PROCEEDINGS

      The Company currently is not subject to any environmental litigation or administrative proceedings. The Company is not currently involved in any legal proceedings other than those arising in the ordinary course of business.

      The Company believes that its potential liability for environmental concerns can arise in one of two contexts: (a) liability could arise with respect to substances that are in, under or on land which the Company intends to acquire; or (b) liability could arise in connection with how the Company intends to develop the land. With respect to a substance in, under or on land for which the Company could face environmental liability, the Company performs a Phase I environmental audit prior to exercising an option. If the audit uncovers any environmental hazards on the land, the Company would not exercise the option unless the hazard could be corrected at a reasonable cost. With respect to liabilities in connection with a planned development, the Company obtains the federal and state permits necessary for building and development before it exercises the options. If a planned development is not permissible under environmental laws, the Company will not exercise the option. The Company's operations are generally small enough (subdivisions typically are less than 100 acres in size) that no environmental impact statement is required prior to development.

ITEM 2. PROPERTIES

      The Company's corporate offices are located at 935 East Wayzata Boulevard, Wayzata, Minnesota 55391 and consist of approximately 11,000 square feet. The Company leases these offices from a related partnership. The lease expires March 31, 2009, and calls for monthly rental and tax escrow payments of approximately $12,500, subject to annual adjustments. See "Certain Transactions." The Company also owns property in Wayzata, Minnesota which it utilizes as its Design Center. In addition, the Company leases the following properties in Minnesota:

                           SQUARE       LEASE        MONTHLY        EXPIRATION
          TYPE              FEET       LOCATION       PAYMENT           DATE
          ----              ----       --------       -------           ----

Warehouse                   1,120        Loretto       $  650         month to
                                                                        month
Office/Warehouse            8,450        Medina        $3,000(1)      4/30/98
--------------------

1)  Does not include required additional payments for operating expenses.

ITEM 3. LEGAL PROCEEDINGS


The Company is not subject to any currently pending legal proceedings other than those arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR.

There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is held of record by five persons and is not actively traded. The Company paid no dividends on its common stock during the three-year period ended December 31, 1996. The terms of certain of the Company's debt agreements restrict the payment by the Company of dividends on its common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 are derived from consolidated financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report on such financial statements as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996 is included elsewhere in the Form 10-K. The consolidated statement of income data, as they relate to each of the three years in the period ended December 31, 1996, and the selected consolidated balance sheet data, as of December 31, 1995 and 1996, should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, set forth elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows.

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1992         1993       1994        1995        1996
                                              --------     -------    --------    --------    --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF INCOME DATA(1):
 Revenues(2)                                  $ 41,043    $ 58,955    $ 75,814    $ 65,217    $ 69,798
 Cost of revenues                             $ 34,138      50,233      64,004      55,591      59,052
                                              --------     -------    --------    --------    --------
 Gross profit                                    6,905       8,722      11,810       9,626      10,746
 Operating expenses                              5,071       5,994       7,858       7,429       7,306
                                              --------     -------    --------    --------    --------
 Operating income                                1,834       2,728       3,952       2,197       3,440
 Other income (expense), net                      (401)       (727)       (706)     (1,608)     (1,575)
                                              --------     -------    --------    --------    --------
 Income from continuing operations
   before income taxes                           1,433       2,001       3,246         589       1,865
 Income tax provision for
   continuing operations                           564         817       1,308         253         709
                                              --------     -------    --------    --------    --------
 Income from continuing operations                 869       1,184       1,938         336       1,156
 Cumulative effect on prior years of
   change in accounting method                    --          --          --           763        --
 Income (loss) from discontinued operations        (14)         62        (740)         86        (145)
                                              --------     -------    --------    --------    --------
   Net income                                 $    855    $  1,246    $  1,198    $  1,185    $  1,011
                                              ========    ========    ========    ========    ========
 Income (loss) per share:
   Continuing operations                      $     82    $    111    $    182    $     32    $    109
   Cumulative effect of change in
     accounting method                            --          --          --            72        --

   Discontinued operations                          (2)          6         (69)          8         (14)
                                              --------     -------    --------    --------    --------
     Net income                               $     80    $    117    $    113    $    112    $     95
                                              ========    ========    ========    ========    ========

                                                                     AS OF DECEMBER 31,
                                              --------------------------------------------------------
SELECTED BALANCE SHEET DATA:                    1992         1993       1994        1995        1996
                                              --------     -------    --------    --------    --------
 Inventories                                  $ 14,126    $ 23,903    $ 30,246    $ 34,166    $ 37,828
 Total assets                                   20,712      35,825      42,619      47,763      51,695
 Long-term debt                                  1,356       7,219      10,664      10,766      15,739
 Total liabilities                              17,956      31,823      37,419      41,378      44,299
 Stockholders' equity                            2,756       4,002       5,200       6,385       7,396
-------------------------


(1) The selected statement of income data has been restated to reflect the discontinuation of the remodeling business in November 1996.

(2) Revenues from lot and home sales are recognized on the closing date of the property sale. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's consolidated financial condition and results of operations as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995, and 1996 should be read in conjunction with the Company's Consolidated Financial Statements, related Notes thereto, and other information presented elsewhere in this Form 10-K.

GENERAL

     During 1995 and 1996, the Company operated in two business segments: new homes and remodeling. During 1994, the Company operated in three business segments: new homes, remodeling and patio enclosures. The patio enclosure segment was started and discontinued in 1994. The new homes segment includes land acquisition and development, home building and home sales, inventory management and painting and staining services. The remodeling segment, which was discontinued in November 1996, consisted of home remodeling design and construction services.

     The Company's revenues are derived from its interrelated activities of land development and home building, providing painting and staining services and home remodeling. When a home sale is closed, the revenues are allocated both to the home (home construction revenues) and to the lot on which the home is constructed (lot revenues). In 1996, home construction and lot revenues were $67.1 million or 96% of total revenues. Revenues from painting and staining (excluding those to the Company's new home construction operations) were $2.7 million or 4% of total revenues. The 1996 percentages are consistent with the percentages for 1995. The Company sells finished lots to other builders when the Company has excess finished lot inventory and when a subdivision is nearly sold out. In 1996, sales of lots to other builders accounted for less than 1% of total revenues. Revenues from remodeling of $3.8 million are included in discontinued operations.

     The Company's gross profit on home construction revenues and lot revenues for 1996 was $10.5 million or 97% of the total gross profit. Of the $10.5 million gross profit, $7.2 million was derived from the sale of homes and $3.3 million from the sale of lots on which such homes were built. The gross profit margins experienced by the Company are historically higher on lot revenues than on home construction revenues when the lot and house are sold together. In 1996 the gross profit margin on home construction revenues was 14%, while the gross profit margin on lot revenues was 22%. The gross profit margin on homes varies significantly from development to development. The Company's painting and staining business had gross profit margins (excluding those to the Company's new home construction operations) of 10% in 1996.

     The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction of a home, except where the Company is building a house to be held in inventory or to be used as a model home. The Company does not recognize a sale for accounting purposes until construction is completed and the sale is actually closed. The time period from execution of a purchase agreement with a home buyer to the closing of the home sale generally ranges from three to six months. This time period varies due to many factors, including the purchaser's mortgage approval process, the status of the home's construction when the purchase agreement is executed and the removal of the contingencies, if any, contained in the purchase agreement. At December 31, 1996, the Company had signed purchase agreements for the sale of 42 homes, compared to 62 homes at December 31, 1995. The Company considers these signed purchase agreements to constitute its backlog. The Company's business is significantly affected by local and national general economic conditions, in particular by mortgage interest rates and the availability of mortgage financing. The Company believes that trends in general economic conditions, mortgage interest rates and consumer confidence levels in the Twin Cities metropolitan area are comparable to 1995. Any substantial increase in mortgage interest rates or decrease in consumer confidence levels could cause a decrease in future home sales. Such a decrease in sales would be offset in part by decreased development and construction costs and overhead.

RESULTS OF OPERATIONS

1996 Compared to 1995

      Revenues increased $4.6 million or 7.0% in 1996 compared to 1995. The Company closed on sales of 198 homes in 1996, compared to 202 closings in 1995. The average selling price of homes closed increased by 9.0% in 1996 from the average selling price of homes closed in 1995. The increase in average selling price is due to general price increases as a result of inflation and changes in the mix of homes closed in 1996 compared to 1995.

      Gross profit margin increased to 15.4% in 1996, compared to 14.8% in 1995. The Company believes that this increase in gross profit margin is due to changes in the location of the home developments, improvements to the Company's cost controls, changes in methods of construction, and an increase in the mix of homes sold on land developed by the Company versus lots purchased from other developers.

      Operating expenses (which include selling, general and administrative expenses) decreased by $123,000 in 1996 compared to 1995. As a percentage of revenues, these expenses decreased to 10.5% in 1996 compared to 11.4% in 1995. The decrease is mainly due to a $540,000 decrease in discretionary officer bonuses and a decrease in fees paid for mortgage commitments in 1996. These decreases are partially offset by an increase in advertising costs for special promotions in 1996, and increases in real estate taxes as a result of increased land and house inventories.

OTHER INCOME (EXPENSE), NET

      Interest expense remained constant at $1.7 million in 1996 and 1995. Other income (expense), net increased $51,000 in 1996 from 1995. The increase is mainly due to a gain on the sale of an investment in a land development partnership of $123,000 which is partially offset by a decrease in interest income.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $1.2 million, an increase of 244.0% in 1996 from $336,000 in 1995. This increase is primarily due to improved gross profit margins and a decrease in operating expenses in 1996.


NET INCOME (LOSS)

      Net income in 1996 was $1.0 million, a decrease of $174,000 from $1.2 million of net income in 1995. This decrease is mainly due to the increase in 1995 income for the 1995 change in accounting for land acquisition and development costs of $763,000 and a loss in 1996 from the discontinued operations of the Company's remodeling division of $145,000, which is partially offset by an $820,000 increase in income from continuing operations.

1995 Compared to 1994

     Revenues for 1995 decreased $10.6 million or 14.0% from 1994. The Company closed on sales of 202 homes in 1995 as compared to 247 home closings in 1994. The Company believes that the decrease in homes closed was due to decreased consumer demand for new residential housing resulting from higher long-term mortgage interest rates which increased throughout 1994 and early 1995. Although these interest rates decreased slightly in the third and fourth quarters of 1995, the Company had not yet realized the impact of the decrease because revenues are generally the result of home sale purchase agreements written three to six months earlier in the year. The average selling price of homes closed in 1995 increased by 4.7% compared to the average selling price of homes closed in the same period in 1994. This increase is due to changes in the mix of homes closed in 1995 as compared to the same period in 1994.

     Gross profit decreased by $2.2 million or 18.5% from 1994. The Company's gross profit margin in 1995 was 14.8% as compared to 15.6% in 1994. The decrease in gross profit is due to decreased sales volume and increases in house construction costs that could not be passed on to the buyer.

     Operating expenses (which include selling, general and administrative expenses) decreased $429,000 or 5.5% as compared to 1994. As a percentage of total revenues, these expenses increased to 11.4% in 1995 compared to 10.4% in 1994. The dollar decrease in operating expenses in 1995 is mainly due to a decrease in land option fees and abandoned projects expensed, a decrease in discretionary employee bonuses, and decreases in general advertising costs. These expenses were partially offset by an increase in design expenses as a result of the Company's efforts to further refine home plans, and an increase in professional and consulting fees incurred in restructuring the Company's divisions and management.

OTHER INCOME (EXPENSE), NET

     Interest expense increased $793,000 or 85.1% to $1.7 million in 1995 compared to $932,000 in 1994. This increase is primarily due to an increase in borrowings for an increase in developed land inventories and other operating activities combined with an increase in the Company's average interest rates in 1995.

     Other income (expense), net decreased $109,000 or 48.2% to $117,000 in 1995 compared with $226,000 in 1994, due primarily to a gain on the sale in March 1994 of forward commitments for mortgage funds which the Company had purchased in January 1994. The Company purchases mortgage commitments in times of anticipated rising interest rates to ensure affordable loans are available to its home buyers. The Company sometimes sells excess portions of the commitments. Fees paid for these commitments are charged to operations over the term of the commitments.

INCOME FROM CONTINUING OPERATIONS

     Income from continuing operations was $336,000 in 1995, a decrease of 82.7% from $1.9 million in 1994. This decrease is primarily due to a decline in new home sales volume and an increase in interest expense.

NET INCOME

     Net income remained constant at $1.2 million in 1995 and 1994. However, included in net income for 1995 is the $763,000 cumulative effect of a change in accounting for land acquisition and development costs and income from discontinued operations of $86,000 for the Company's remodeling business. Net income for 1994 included a $740,000 loss from discontinued operations of the Company's remodeling and patio enclosure businesses.

LIQUIDITY AND CAPITAL RESOURCES

1996 Compared to 1995

      Cash flows used in operating activities were $1.0 million in 1996, a decrease of approximately $2.0 million from the $3.0 million used in 1995. In 1996, cash was used for a $871,000 increase in deposits and prepaid expenses, principally for expenses incurred in research of potential land projects, a reduction of accounts payable of $1.3 million, and $374,000 for discontinued operations. These uses of cash were partially offset in 1996 by $1.2 million in cash provided by income from continuing operations, an increase in accrued expenses, principally for bonuses to employees other than stockholders, of $431,000, and other changes in operating assets and liabilities.

      Cash flows used in investing activities were $652,000 in 1996, an increase of approximately $78,000 from $574,000 cash used in 1995. The increase was primarily due to an increase in cash surrender value of life insurance and expenditures for property and equipment, which were partially offset by proceeds from the sale of an investment in a land development partnership.

      Cash flows used in financing activities were $50,000 in 1996, a decrease of approximately $3.3 million from the $3.2 million provided by financing activities in 1995. The decrease was primarily due to a reduction in net borrowings on the Company's bank lines of credit as a result of a decrease in cash used in operating activities and a reduction in cash and cash equivalents in 1996 compared to 1995. These decreases were partially offset in 1996 by $3 million of additional subordinated debenture debt.

1995 Compared to 1994

     Cash flows used by operating activities were $3.0 million in 1995, an increase of $2.2 million from 1994, during which operating activities used $761,000 of cash flow. In 1995, cash was used for a $2.2 million increase in inventories, a $1.7 million reduction in accounts payable and $1 million in income tax payments. These uses of cash were partially offset in 1995 by $336,000 in cash provided by income from continuing operations, reductions in costs to complete sold homes of $676,000 and customer deposits of $444,000, and other changes in operating assets and liabilities.

     Cash flows used in investing activities decreased $906,000 to $574,000 in 1995 from approximately $1.5 million in 1994. The decrease was primarily due to construction costs incurred in 1994 of a new design center and showroom.

     Cash flows provided by financing activities increased $1.5 million to $3.2 million in 1995 from $1.7 million in 1994. The increase is primarily due to increased borrowings on the Company's bank lines of credit to fund operations.

Financing

     The Company believes that internally generated funds, amounts available under its four lines of credit and borrowing arrangements, including the Subordinated Debentures, will continue to be the primary sources of capital for liquidity.
However, the Company may seek additional long-term financing.

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements evolve with each stage of the process from land acquisition, to development, to construction of a home, and to the sale of the home and lot.

     The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $9.1 million, subject to a borrowing base. At December 31, 1996, the aggregate maximum credit available under the lines of credit was $8.7 million, of which $3.0 million was utilized and $5.7 million was available.

     The Company's outstanding indebtedness as of December 31, 1996, included $18.4 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit, borrowing arrangements, and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

INFLATION AND THE EFFECTS OF CHANGING PRICES

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to pass most increased costs due to inflation on to its customers and expects to be able to do so in the future. Unless such costs are recovered through higher sales prices, gross profit margins will decrease. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates from 1993 through early 1994, and then again from mid-year 1995 through early 1996. As interest rates increase, construction and financing costs, as well as the cost of borrowed funds, also increase and can result in lower gross profits. In addition, as interest rates continue to rise, customers may be discouraged from purchasing a home, due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed year-round.

The forward-looking statements contained in this annual report on Form 10-K, including without limitation forward-looking statements contained in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: cyclical economic conditions; fluctuations in operating results; continuing need to acquire land for future development; substantial leverage; reliance on financing and no assurance of availability of credit; extensive government regulation; and environmental factors. Reference is also made to the risk factors contained in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on October 18, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 beginning on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of Lundgren are as follows:


Name                              Age        Title
----                              ---        -----
Peter Pflaum                      54         President and Director, Executive Committee Member

Terrance M. Forbord               46         President - Land Development Division, Executive
                                             Committee Member

William O. Burgess                32         Vice President - Purchasing, Executive Committee Member

James L. Weaver                   43         Vice President - Construction, Executive Committee
                                             Member

Allan D. Lundgren                 54         Vice President, Secretary/Treasurer
                                             and Director, Executive Committee Member

Brian E. Gilgosch                 49         Vice President - Sales and Marketing, Executive
                                             Committee Member

Peter T. Beucke                   38         Director of Design, Executive Committee Member

Laurie A. Vercnocke               47         Controller, Executive Committee Member

Michael A. Pflaum                 52         Vice President - Land Development

Edmund M. Lundgren                58         Vice President and Director

Gerald T. Lundgren                57         Vice President

--------------------


      PETER PFLAUM has been President and a Director of the Company since October 1972 and serves as the chief executive officer. In addition to his executive duties, Mr. Pflaum supervises the land acquisition and land development activities, negotiates the Company's credit facilities, manages the Company's lot inventory, and supervises sales, marketing and product development. He is the brother of Michael A. Pflaum, a vice president of the Company.

      TERRANCE M. FORBORD has served as President - Land Development Division since August 1996 and Vice President - Land Development of the Company since April 1988. In this position, he supervises the land acquisition and land zoning activities of the Company. Prior to joining the Company, he was Vice President of Residential Development for the Scotland Company and a sales manager/broker for Scott Realty and Coldwell Banker's Scott Real Estate.

      WILLIAM O. BURGESS has been Vice President - Purchasing since February 1997. In this position, he is responsible for purchasing, estimating and overseeing the Company's Design Center and related operations. Prior to joining the Company, Mr. Burgess was Director of Purchasing for Cambridge Homes, Inc. in Chicago, Illinois, where he supervised the Purchasing and Estimating functions.

      JAMES L. WEAVER has been Vice President - Construction since August 1995 and was a production manager from February 1994 to August 1995. In the position of Vice President - Construction, he is responsible for daily construction activities, coordination with project managers assigned to each community, training and development of construction staff, and oversight of the service and estimating departments. From October 1983 until March 1993, Mr. Weaver served in various positions with Pulte Homes, most recently as a production manager. From March 1993 until February 1994, Mr. Weaver worked as an independent contractor and consultant doing building, remodeling and consulting on building projects.

      ALLAN D. LUNDGREN has been Vice President and Secretary/Treasurer since October 1972 and was previously Vice President - Purchasing and Construction. He has been a Director of the Company since October 1972. He is the brother of Edmund M. Lundgren and Gerald T. Lundgren.

      BRIAN E. GILGOSCH joined the Company as Vice President - Sales and Marketing in March 1994. In this position, he supervises all sales and marketing activities of the Company. From April 1988 to March 1994, Mr. Gilgosch was Vice President of Sales and Marketing for Henderson Homes, Inc. in Seattle, Washington where his responsibilities were similar to his current responsibilities.

      PETER T. BEUCKE has been a Director of Design since July 1995. In this position, he is responsible for product design and coordination of product implementation. From 1989 until 1995, Mr. Beucke was Regional Architectural Manager for Kaufman & Broad in California.

      LAURIE A. VERCNOCKE has been Controller since May 1996. In this capacity, she is responsible for supervising the financial management, accounting, information systems and office management. From 1987 until 1996, Ms. Vercnocke was Controller for Cambridge Homes, Inc. in Chicago, Illinois, where she supervised the accounting and finance areas. From 1982 until 1987, she was Controller-Treasurer of Westfield Development Co., another Chicago area homebuilder.

      MICHAEL A. PFLAUM has been Vice President - Land Development of the Company since January 1988. In this position, he supervises all of the construction activities related to land development and also aids in the approval process for such development. He is the brother of Peter Pflaum.

      EDMUND M. LUNDGREN has been Vice President and a Director of the Company since October 1972. In this capacity, he currently is involved with the Company's quality control process. He is the brother of Gerald T. Lundgren and Allan D.
Lundgren.

      GERALD T. LUNDGREN has been Vice President of the Company since October 1972. In this capacity, he currently is a construction project manager. He also served as a Director of the Company from October 1972 to December 1989. He is the brother of Allan D. Lundgren and Edmund M. Lundgren.

      The Executive Committee is a group of the senior management of the Company that meets weekly to solve problems, make major decisions, formulate goals and act on plans for the Company. Each member of the group is responsible for a functional area of the Company.

      The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.


ITEM 11.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation paid by the Company to its six most highly compensated executive officers for the last three fiscal years.


                                                 ANNUAL COMPENSATION
                                                 -------------------

        NAME AND                                                  OTHER ANNUAL     ALL OTHER (1)
   PRINCIPAL POSITION       YEAR       SALARY ($)     BONUS ($)  COMPENSATION ($) COMPENSATION ($)
   ------------------       ----       ----------     ---------  ---------------  ----------------

Peter Pflaum                1996        202,174        112,500              0          1,875
President                   1995        191,848        380,000              0          1,875
                            1994        175,000        338,000              0          2,310

Patrick C. Wells(2)         1996         88,307         33,750              0              0
                            1995         90,080        148,000              0          1,875
                            1994         85,000        107,000              0          2,310

Terrance M. Forbord         1996        158,577        100,000          4,800          1,875
President - Land            1995        140,962        130,000          4,800          1,875
Development Division        1994        128,320        150,000          4,500          2,249

James L. Weaver             1996        110,000         50,000            629            825
Vice President -            1995         96,923         40,000          6,000              0
Construction                1994         73,269         25,000              0              0

Brian E. Gilgosch           1996        103,292         50,000            984              0
Vice President-             1995         97,845         70,315          1,130              0
Sales and Marketing         1994         69,923         81,760              0              0

Michael A. Pflaum           1996         91,000         50,000          1,593          1,783
Vice President-             1995         91,000         50,000          2,258          1,638
Land Development            1994         90,500         40,000              0          1,569
-------------------------------------------

(1) Consists of a matching contribution by the Company to the Company's 401(k) plan.
(2) As of January 2, 1997, Patrick C. Wells is no longer an officer or director of the Company.

      The Company traditionally pays bonuses to certain executive officers, as specified in the Summary Compensation Table above. The amount of bonus paid an officer is related to (a) the Company's performance and (b) that individual officer's performance, for the fiscal year just ending. Therefore, the amount of bonus paid to an individual officer, and the aggregate amount of bonuses paid, will vary from year to year. The terms of the 1993 Indenture restrict aggregate bonuses paid to executive officers who are also shareholders in a year to 50 percent of the Company's income before provision for income taxes and such bonuses for that year.

      The Company does not have a Compensation or Audit Committee of the Board of Directors. Peter Pflaum performs the functions equivalent to a Compensation Committee in that he makes decisions and recommendations regarding compensation.

      Directors of the Company are not compensated for their services as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Lundgren's common stock as of December 31, 1996 by each person who is known by Lundgren to beneficially own more than 5% of Lundgren's common stock, by each of Lundgren's Directors, and by all Directors and executive officers as a group.


  NAME AND ADDRESS                        TITLE OF      NUMBER OF SHARES        PERCENT OF CLASS
 OF BENEFICIAL OWNER                        CLASS      BENEFICIALLY OWNED(1)    OUTSTANDING(1)(2)
 -------------------                        -----      ---------------------   -----------------
Peter Pflaum                            Voting Common             297                50.0%
935 East Wayzata Boulevard
Wayzata, MN  55391                      Non-voting Common       4,166                41.5%

Patrick C. Wells
935 East Wayzata Boulevard              Non-voting Common       1,845                18.4%
Wayzata, MN  55391

Edmund M. Lundgren                      Voting Common              99                16.7%
935 East Wayzata Boulevard
Wayzata, MN  55391                      Non-voting Common       1,340                13.3%

Allan D. Lundgren                       Voting Common              99                16.7%
935 East Wayzata Boulevard
Wayzata, MN  55391                      Non-voting Common       1,340                13.4%

Gerald T. Lundgren                      Voting Common              99                16.6%
935 East Wayzata Boulevard
Wayzata, MN  55391                      Non-voting Common       1,340                13.4%

All officers and directors as a group   Voting Common             594               100.0%
(8 persons) and total shares
outstanding                             Non-voting Common      10,031               100.0%

----------------------------------

(1) Each person named has sole voting and investment power with respect to all of his outstanding shares.
(2) The percentage calculation is based upon 594 shares of voting common stock and 10,031 shares of non-voting common stock outstanding on December 31, 1996.


STOCK PURCHASE AGREEMENT

The outstanding shares of common stock of the Company are subject to the terms of the Amended and Restated Stock Purchase Agreement, dated February 1, 1993 (the "Agreement"), as amended on April 1, 1993 and January 1, 1994. The Agreement provides that members of the "Lundgren Block" (Edmund M. Lundgren, Gerald T. Lundgren and Allan D. Lundgren) have the first option to purchase shares of other Lundgren Block members in the event of a voluntary sale, involuntary transfer or termination of employment of other members of the Lundgren Block, with the "Pflaum-Wells Block" and the Company having successive options to purchase the shares if the previous option holders fail to do so. Members of the "Pflaum-Wells Block" (Peter Pflaum and Patrick Wells) have a similar first option to purchase shares of the other Pflaum-Wells Block member. The Company must purchase the non-voting shares of any shareholder in the event of a shareholder's disability or death. Members of a disabled or deceased person's Block have the right to purchase such disabled or deceased Block member's voting shares and, if the right is not exercised, the Company must do so.

The purchase price for shares of stock under the Agreement is the lesser of twice the book value per share or $282.35 per share, but shall not exceed $658.82 per share in the event of a death or $470.58 per share in the event of disability. A purchase by the Company in the event of disability or death is fully funded by disability or life insurance, respectively, payable entirely at closing or, in the event of Peter Pflaum's disability, a portion being payable at closing with the balance of insurance payments being payable in 60 equal monthly installments. The price per share payable by the Company in the event of a shareholder's disability or death may never exceed the amount of insurance proceeds the Company is to receive divided by the number of shares that it is required to purchase. In the event of a voluntary sale, involuntary transfer or termination of employment, twenty-five percent of the purchase price will be paid at closing with the balance payable in 60 equal monthly installments.

An option held by any shareholder upon an occurrence giving rise to an option is assignable with the consent of all shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company leases its corporate office building from Glenbrook Office Building Partnership ("Glenbrook") under a lease which expires March 31, 2009. The annual rental payments made by the Company under this lease are approximately $150,000, including property tax escrow payments. Peter Pflaum and Patrick C. Wells are each general partners of Glenbrook, with partnership interests of 3.75% and 1.5%, respectively. The limited partners in Glenbrook are as follows: the Company owns 15.23%; Allan D. Lundgren, a director and officer of the Company, owns 3.75%; Edmund M. Lundgren, a director and officer of the Company, owns 3.75%; Gerald T. Lundgren, an officer of the Company, owns 3.75%; Rosalynd C. Pflaum, the mother of Peter Pflaum, owns 47.26%; and Stuart Wells, the brother of Patrick C. Wells, owns 21.01%.

      The Company owns, as a limited partner, a 52.17% interest in Tealwood Limited Partnership, a partnership of which Peter Pflaum and Patrick C. Wells are general partners holding 10.16% and 6.78% interests, respectively. Gerald T. Lundgren and Michael A. Pflaum, officers of the Company, each own 3.52%. The balance is owned by unrelated third parties. This partnership currently holds approximately $120,000 in cash and two parcels of land available for the construction of four to six townhomes. This partnership has not been active since 1987.

      The shareholders of the Company have loaned money to the Company from time to time. The Company has used the proceeds of such loans for working capital. Such loans bear interest equal to the highest rate the Company is then paying under its credit facilities with banks, institutional and specialized industry lenders. The loans are generally repaid by the Company before the end of the following fiscal year. In 1996, the shareholders loaned an aggregate of $107,000. In 1995, the shareholders loaned an aggregate of $357,000 to the Company. The shareholders are not obligated to make any such loans to the Company in the future. The Company currently has sufficient capacity under its Credit Agreements to fund its operations without utilizing these loans.

      The Company and its shareholders have entered into a Contribution Agreement whereby each shareholder has agreed to contribute funds to the Company in the event of the Company's default under certain of its unsecured indebtedness, including the 1993 Subordinated Debentures and any Parity Indebtedness (as defined in the Indenture under which the 1993 Subordinated Debentures were issued). The obligations of the shareholders under the Contribution Agreement terminated when the consolidated tangible net worth, as defined, of the Company exceeded $4.5 million. This occurred as of December 31, 1994 when the consolidated tangible net worth of the Company was $4.7 million. Thereafter, under the terms of the Contribution Agreement, during any period in which the consolidated tangible net worth of the Company falls below $4.5 million, the Company will defer payment of bonuses to executive officers who are also shareholders of the Company.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)      The following documents are filed as part of this report:

         1.       Consolidated financial statements of the Company.

                           Report of Independent Accountants

                           Consolidated Balance Sheets, December 31, 1995 and
                           1996

                           Consolidated Statements of Income and Retained Earnings for the Years Ended December 31, 1994, 1995 and 1996

                           Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

                           Notes to Consolidated Financial Statements

         2. The following consolidated financial statement schedules of the Company required to be filed by Item 8 and Paragraph (d) of this Item 14:

                           None.

3. The following exhibits are hereby incorporated by reference or filed herewith as indicated.

      (1)3.1 Articles of Incorporation of Lundgren in effect on the date hereof.

      (1)3.2      Bylaws of Lundgren on the date hereof.

      (1)4.1 Form of Debenture (included as Sections 202(A) and (B) of Indenture filed as Exhibit 4.2 hereto).

      (1)4.2 Form of Indenture by and between Lundgren and National City Bank Minnesota, as Trustee, including a Form of Debenture.

      (7)4.3 Form of Debenture (included as Sections 2.2(A) and (B) of Indenture filed as Exhibit 4.4 hereto).

      (7)4.4 Form of Indenture by and between Lundgren and National City Bank Minnesota, National Association, as Trustee, including a Form of Debenture.

      (1)10.1 Lease by and among Lundgren, as lessor, Glenbrook Office Building Partnership, and Peter Pflaum and Patrick C. Wells, general partners, dated September 28, 1978.

      (1)10.2 Amended and Restated Stock Purchase Agreement, dated February 1, 1993, by and among Lundgren, Peter Pflaum, Patrick Wells, Edmund M. Lundgren, Gerald T. Lundgren and Allan D. Lundgren.

      (3)10.3 Revolving Credit Line Agreement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

      (3)10.4 Mortgage Note, dated March 18, 1994, of the Company payable to Builders Development & Finance, Inc.

      (3)10.5 Combination Mortgage, Security Agreement and Fixture Financing Statement between the Company and Builders Development & Finance, Inc., dated March 18, 1994, including all amendments hereto.

      (1)10.6 Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Builders Development & Finance, Inc., dated July 27, 1990.

      (1)10.7 Demand Discretionary Revolving Credit Agreement between the Company and Norwest Bank Minnesota, National Association, dated November 30, 1990.

      (1)10.8 First Amended and Restated Revolving Note, dated May 1, 1992, of the Company payable to Norwest Bank Minnesota, National Association.

      (1)10.9 Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated November 30, 1990.

      (1)10.10 Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated May 1, 1992.

      (1)10.11 Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Norwest Bank Minnesota, National Association, dated November 5, 1990 and all extensions thereof.

      (5)10.12 Commercial Lease, dated June 1, 1995, by and between Koecheler & Olson Leasing and Lundgren Bros. Plumbing.

      (5)10.13 Lease Agreement, dated April 10, 1995, by and between B.M. Acquisitions Corporation (Brush Masters, Inc.) and John J. Day.

      (1)10.14 Loan Agreement, dated as of May 8, 1992, by and between the Company and Builders Development & Finance, Inc.

      (1)10.15 First Mortgage Note, dated May 8, 1992, of the Company payable to Builders Development & Finance, Inc.

      (1)10.16 Second Mortgage Note, dated May 8, 1992, of the Company payable to Builders Development & Finance, Inc.

      (1)10.17 First Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

      (1)10.18 Second Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

      (1)10.19 Guaranty, dated as of May 8, 1992, by Peter Pflaum, Edmund M. Lundgren, Gerald T. Lundgren, Allan D. Lundgren and Patrick C. Wells for the benefit of Builders Development & Finance, Inc.

      (1)10.20 Construction Loan Agreement, dated as of July 22, 1992, by and between the Company and Scherer Bros. Financial Services Co.

      (1)10.21 Mortgage and Security Agreement, dated July 22, 1992, between the Company and Scherer Bros. Financial Services Co.

      (1)10.22 Promissory Note, dated July 22, 1992, of the Company payable to Scherer Bros. Financial Services Co.

      (1)10.23 Guaranty, dated as of July 22, 1992, by Allan Lundgren for the benefit of Scherer Bros. Financial Services Co.

      (1)10.24 Guaranty, dated as of July 22, 1992, by Patrick Wells for the benefit of Scherer Bros. Financial Services Co.

      (1)10.25 Guaranty, dated as of July 22, 1992, by Peter Pflaum for the benefit of Scherer Bros. Financial Services Co.

      (1)10.26 Guaranty, dated as of July 22, 1992, by Edmund Lundgren for the benefit of Scherer Bros. Financial Services Co.

      (1)10.27 Guaranty, dated as of July 22, 1992, by Gerald Lundgren for the benefit of Scherer Bros. Financial Services Co.

      (1)10.28 Development Loan Agreement, dated May 15, 1992, by and between the Company and Construction Mortgage Investors Co.

      (1)10.29 First Mortgage Note, dated May 15, 1992, of the Company payable to Construction Mortgage Investors Co.

      (1)10.30 First Mortgage, dated May 15, 1992, by the Company in favor of Construction Mortgage Investors Co.

      (1)10.31 Guaranty, dated May 15, 1992, by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Construction Mortgage Investors Co.

      (1)10.32 Contribution Agreement, dated as of February 17, 1993, by and among the Company, Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren.

      (5)10.33 Shopping Center Lease, dated February 9, 1994, by and between Oakdale Mall Associates and Lundgren Bros. Construction, Inc. d/b/a Lundgren Bros. Remodeling.

      (1)10.34    Form of Option to Purchase Land.

      (1)10.35    Form of Contingent Purchase Agreement.

      (5)10.36 Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated April 1, 1993.

      (2)10.37 Amended and Restated Demand Discretionary Revolving Credit Agreement, dated March 18, 1994, by and between Norwest Bank Minnesota, National Association and Lundgren Bros. Construction, Inc.

      (4)10.38 Fourth Amended and Restated Revolving Note (Demand), dated March 14, 1995, of the Company payable to Norwest Bank Minnesota, National Association.

      (4)10.39 Consent and Reaffirmation of Guaranty, dated March 14, 1995, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan
                  D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

      (3)10.40 Satisfaction of Combination Mortgage, Security Agreement and Fixture Financing Statement executed by Builders Development & Finance, Inc. on March 29, 1994.

      (3)10.41 Letter Agreement, dated February 17, 1994, between Builders Funding Corporation and Lundgren Bros. Construction, Inc.

      (4)10.42 Amendment, Extension and Reaffirmation Agreement, dated March 14, 1995, by and among Lundgren Bros. Construction, Inc., Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren and Norwest Bank Minnesota, National Association.

      (4)10.43 Supplemental Assignment of Life Insurance Policies as Collateral, dated March 14, 1995, by Lundgren Bros. Construction, Inc. in favor of Norwest Bank Minnesota, National Association.

      (4)10.44 Second Supplemental Assignment of Life Insurance Policies as Collateral, dated March 16, 1995, by Lundgren Bros. Construction, Inc. in favor of Norwest Bank Minnesota, National Association.

      (5)10.45 Third Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement and Amendment to Revolving Credit Line Agreement, dated January 25, 1995, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

      (6)10.46 Second Amended and Restated Mortgage Note, dated May 20, 1996, of Lundgren Bros. Construction, Inc. payable to Builders Development & Finance, Inc.

      (6)10.47 Eighth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement and Second Amendment to Revolving Credit Line Agreement and Reaffirmation Agreement, dated May 20, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

      (6)10.48 Promissory Note, dated March 21, 1996, of Lundgren Bros. Construction, Inc. payable to First Bank National Association.

      (6)10.49 Letter Agreement, dated March 21, 1996, by Lundgren Bros. Construction, Inc. and First Bank National Association.

      (6)10.50 Pledge Agreement, dated March 21, 1996, by Lundgren Bros. Construction, Inc. for the benefit of First Bank National Association.

      (6)10.51 Control Agreement (With Broker or other Securities Intermediary), dated March 21, 1996, by Lundgren Bros. Construction, Inc., First Bank National Association and FBS Investment Services, Inc.

      (6)10.52 Guaranty, dated March 12, 1996, by Edmund M. Lundgren for the benefit of First Bank National Association.

      (6)10.53 Guaranty, dated March 12, 1996, by Allan Lundgren for the benefit of First Bank National Association.

      (6)10.54 Guaranty, dated March 12, 1996, by Peter Pflaum for the benefit of First Bank National Association.

      (6)10.55 Guaranty, dated March 12, 1996, by Patrick C. Wells for the benefit of First Bank National Association.

      (6)10.56 Guaranty, dated March 12, 1996, by Gerald Lundgren for the benefit of First Bank National Association.

         10.57 Fifth Amended and Restated Revolving Note (Demand), dated February 24, 1997, of the Company payable to Norwest Bank Minnesota, National Association.

         10.58 Consent and Reaffirmation of Guaranty, dated February 24, 1997, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

         10.59 Second Amendment, Extension and Reaffirmation Agreement, dated February 24, 1997, by and among Lungren, Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren, Gerald T. Lundgren and Norwest Bank Minnesota, National Association.

         10.60 Ninth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement, dated November 25, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

      (4)18.1 Letter on accounting change, Coopers & Lybrand, LLP, dated May 12, 1995.

      (7)21       Subsidiaries of Registrant.

         27       Financial Data Schedule.



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

(6) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(7) Incorporated by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-1, Registration No. 333-12137.

(b)      Reports on Form 8-K.

         None are required.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LUNDGREN BROS. CONSTRUCTION, INC.


                                    By:      /s/ Peter Pflaum
                                            -----------------
                                            Peter Pflaum

                                            Its President

                                    Date:   March 26, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                        Date
---------                          -----                        ----


/s/ Peter Pflaum         President and Director             March 26, 1997
----------------------
Peter Pflaum             (Principal Executive Officer)
                         (Principal Financial Officer)


/s/ Edmund M. Lundgren    Vice President and Director       March 26, 1997
----------------------
Edmund M. Lundgren


/s/ Allan D. Lundgren     Vice President, Secretary/        March 26, 1997
----------------------      Treasurer and Director
Allan D. Lundgren


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         As of the date of this filing, no annual reports or proxy material has been sent to the holders of Lundgren's securities. At such time as annual reports are sent to Lundgren's security holders, Lundgren will also file copies of such reports with the Securities and Exchange Commission.

                        LUNDGREN BROS. CONSTRUCTION, INC.
                                    FORM 10-K

                                INDEX TO EXHIBITS


         The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit                                                                     Page

         10.57 Fifth Amended and Restated Revolving Note (Demand), dated February 24, 1997, of the Company payable to Norwest Bank Minnesota, National Association.

         10.58 Consent and Reaffirmation of Guaranty, dated February 24, 1997, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

         10.59 Second Amendment, Extension and Reaffirmation Agreement, dated February 24, 1997, by and among Lungren, Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren, Gerald T. Lundgren and Norwest Bank Minnesota, National Association.

         10.60 Ninth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement, dated November 25, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

         27.0     Financial Data Schedule


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



PAGE(S)

Report of Independent Accountants                                          41

Consolidated Financial Statements:
Balance Sheets at December 31, 1995 and 1996                               42

Statements of Income and Retained Earnings for the years ended
December 31, 1994, 1995 and 1996                                           43

Statements of Cash Flows for the years ended
December 31, 1994, 1995 and 1996                                           44

Notes to Financial Statements                                             45-59


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Lundgren Bros. Construction, Inc.:

We have audited the accompanying consolidated balance sheets of Lundgren Bros. Construction, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lundgren Bros. Construction, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                           /s/ Coopers & Lybrand


Minneapolis, Minnesota

March 7, 1997




LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)




                                           ASSETS
                                                                                     DECEMBER 31
                                                                                     -----------
                                                                                    1995      1996

Cash and cash equivalents                                                        $ 2,984   $ 1,253
Restricted cash                                                                      816     1,072
Receivables                                                                        1,078     1,276
Deposits and prepaid expenses                                                      2,861     3,663
Inventories                                                                       34,166    37,828
Income taxes receivable                                                             --          32
Land option and earnest money deposits                                               921       795
Property and equipment, net                                                        1,682     1,564
Deferred income taxes                                                                 50       130
Other assets                                                                       3,205     4,082
                                                                                 -------   -------

      Total assets                                                               $47,763   $51,695
                                                                                 =======   =======


                            LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                                             3,650     2,987
Debt obligations                                                                  25,260    30,673
Obligations under capital leases                                                     505       499
Accounts payable                                                                   7,303     5,996
Cost to complete sold homes                                                        1,245       995
Customer deposits                                                                  1,846     1,249
Accrued expenses                                                                   1,484     1,900
Income taxes payable                                                                  85      --
                                                                                 -------   -------

                                                                                  41,378    44,299
                                                                                 =======   =======

Commitments

Stockholders' equity:
    Common stock, no par value; authorized, 12,000 shares; issued and outstanding, 594 voting shares and 10,031 nonvoting shares (all stock
         is redeemable)                                                               99        99
    Retained earnings                                                              6,286     7,297
                                                                                 -------   -------

                                                                                   6,385     7,396
                                                                                 -------   -------

      Total liabilities and stockholders' equity                                 $47,763   $51,695
                                                                                 =======   =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         YEARS ENDED DECEMBER 31
                                                                   --------------------------------
                                                                      1994        1995        1996

Revenues                                                           $ 75,814    $ 65,217    $ 69,798

Cost of revenues                                                     64,004      55,591      59,052
                                                                   --------    --------    --------

      Gross profit                                                   11,810       9,626      10,746

Operating expenses:
    Selling                                                           2,569       2,442       2,728
    General and administrative                                        5,289       4,987       4,578
                                                                   --------    --------    --------

                                                                      3,952       2,197       3,440

Other income (expense):
    Interest                                                           (932)     (1,725)     (1,743)
    Other, net                                                          226         117         168
                                                                   --------    --------    --------

      Income from continuing operations before income taxes           3,246         589       1,865

Income taxes                                                          1,308         253         709
                                                                   --------    --------    --------

      Income from continuing operations                               1,938         336       1,156
                                                                   --------    --------    --------

Cumulative effect on prior years of change in accounting method,
      net of income taxes                                              --           763        --
                                                                   --------    --------    --------

Discontinued operations, net of income taxes:
    (Loss) income from operations                                      (642)         86        (104)
    Estimated loss on disposal                                          (98)       --           (41)
                                                                   --------    --------    --------

      (Loss) income from discontinued operations                       (740)         86        (145)
                                                                   --------    --------    --------

      Net income                                                      1,198       1,185       1,011

Retained earnings, beginning of period                                3,903       5,101       6,286
                                                                   --------    --------    --------

Retained earnings, end of period                                   $  5,101    $  6,286    $  7,297
                                                                   ========    ========    ========

Income (loss) per share:
    Continuing operations                                          $    182    $     32    $    109
    Cumulative effect of change in accounting method                   --            72        --
    Discontinued operations                                             (69)          8         (14)
                                                                   --------    --------    --------

      Net income                                                   $    113    $    112    $     95
                                                                   ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(DOLLARS IN THOUSANDS)


                                                                                   YEARS ENDED DECEMBER 31
                                                                             --------------------------------
                                                                               1994         1995        1996

Cash flows from operating activities:
    Net income                                                               $  1,198    $  1,185    $  1,011
    Cumulative effect of change in accounting method                             --          (763)       --
    Loss (income) from discontinued operations                                    740         (86)        145
                                                                             --------    --------    --------

      Income from continuing operations                                         1,938         336       1,156

Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
    Depreciation and amortization                                                 536         396         386
    Amortization of debt issuance costs                                            51          51          68
    Deferred income taxes                                                        (153)        253         (55)
    Gain on disposal of property and equipment                                   --           (35)         (3)
    Gain on sale of investment                                                   --          --          (123)
    Changes in operating assets and liabilities                                (2,312)     (4,542)     (2,084)
    Other                                                                          14        --          --
                                                                             --------    --------    --------

      Net cash provided by (used in) continuing operating activities               74      (3,541)       (655)

    Net cash (used in) provided by discontinued operations                       (835)        553        (374)
                                                                             --------    --------    --------

      Net cash used in operating activities                                      (761)     (2,988)     (1,029)
                                                                             --------    --------    --------

Cash flows from investing activities:
    Expenditures for property and equipment                                    (1,126)       (257)       (343)
    Proceeds on disposal of property and equipment                               --            95           4
    Proceeds from sale of investment                                             --          --           159
    Increase in cash surrender value of life insurance                           (402)       (368)       (486)
    Other                                                                          48         (44)         14
                                                                             --------    --------    --------

      Net cash used in investing activities                                    (1,480)       (574)       (652)
                                                                             --------    --------    --------

Cash flows from financing activities:
    Proceeds from bank lines of credit                                         10,918      24,528      34,616
    Payment of principal on bank lines of credit                              (10,155)    (21,644)    (35,279)
    Proceeds from debt obligations                                             44,854      40,494      45,914
    Payment of principal on debt obligations                                  (43,879)    (40,133)    (44,786)
    Payment of principal on capital lease obligations                             (12)        (17)         (6)
    Payment of debt issuance costs                                                (26)       --          (509)
                                                                             --------    --------    --------

      Net cash provided by (used in) financing activities                       1,700       3,228         (50)
                                                                             --------    --------    --------

Decrease in cash and cash equivalents                                            (541)       (334)     (1,731)

Cash and cash equivalents, beginning of period                                  3,859       3,318       2,984
                                                                             --------    --------    --------

Cash and cash equivalents, end of period                                     $  3,318    $  2,984    $  1,253
                                                                              ========    ========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)


       1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BUSINESS DESCRIPTION:

       Lundgren Bros. Construction, Inc. and its wholly-owned subsidiaries (the Company) are in the business of land acquisition and development and single family home construction in the Minneapolis, Minnesota metropolitan area.

       BASIS OF PRESENTATION:

       The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the land development and single family home construction industry.

       PRINCIPLES OF CONSOLIDATION:

       The consolidated financial statements include the accounts of Lundgren Bros. Construction, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

       CASH EQUIVALENTS:

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       RESTRICTED CASH:

       Restricted cash includes customer deposits maintained in a restricted trust account and certain debt proceeds obtained for specific development purposes. Customer deposits are held in a restricted trust account until all purchase agreement contingencies are cleared, at which time the customer deposit is transferred to the Company's unrestricted cash account. The debt proceeds are maintained in a restricted cash account and disbursed as certain development costs are incurred and project approvals are obtained.

       CONCENTRATION OF ASSETS AND CREDIT RISK:

       The Company holds substantially all of its cash, cash equivalents and restricted cash in two financial institutions with approximately 93% and 88% of these funds being held in the Company's principal banking institution at December 31, 1995 and 1996, respectively. At times, these balances may be in excess of the FDIC insurance limit. In addition, substantially all of the cash surrender value of life insurance policies is with one insurance company.

       Credit risk related to the Company's primary business of constructing residential homes and sale of lots is not significant because the Company generally requires earnest money deposits and payment is received upon closing the sale of the property. For other business activities, including painting, the Company retains a collateral interest in the property until the receivable is collected in full. The Company's business is impacted by local and national general economic conditions and, in particular, by mortgage interest rates and the availability of mortgage financing. Any substantial increase in mortgage interest rates or decrease in consumer confidence levels could cause a decrease in future home sales. Historically, the Company has been able to pass increased development and construction costs onto its customers and expects to be able to do so in the future; however, if costs increase substantially, and at an accelerated rate, the Company may be unable to recover all of the increased costs through higher sales prices.

       INVENTORIES:

       Inventories consist principally of homes under construction, lots held for sale and land, including land acquisition and improvement costs, and are valued at lower of cost or market, with cost determined on a specific identification basis.

       DEBT ISSUANCE COSTS:

       Debt issuance costs associated with obtaining subordinated debenture financing are deferred and amortized to interest expense over the terms of the related debt using the straight-line method, which approximates the effective interest rate method.

       FORWARD COMMITMENT COSTS:

       Costs incurred in obtaining customer financing to facilitate more favorable interest rates for home buyers have been capitalized and are being amortized on the straight-line method, which approximates the effective interest rate method, over the shorter of the term of the forward commitment or the commitment of the available mortgage funds.

       Upon the sale of the related forward commitments, the unamortized cost is removed from the accounts and any gain or loss thereon is included in other income (expense) in the year of the sale.

       PROPERTY AND EQUIPMENT:

       Property and equipment are recorded at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets of three to ten years for equipment and fifteen to thirty years for leasehold improvements, using straight-line and accelerated methods.

       The cost and related accumulated depreciation or amortization on asset disposals are removed from the accounts and any gain or loss thereon is included in operations in the year of disposal. Maintenance and repairs are charged to expense as incurred.

       REVENUES AND RELATED COSTS:

       Revenues and related costs of lot and home sales are recognized on the closing date of the property sale. Costs to complete sold homes, including costs of estimated warranty work, are accrued and included in the cost of revenues at the same time. Historically, warranty costs have not been significant. Customer deposits received on home sales are reflected as liabilities until the closing or completion of the project.

       CAPITALIZED ACQUISITION, DEVELOPMENT AND CONSTRUCTION COSTS:

       Option, land acquisition and development costs, which include direct land acquisition and development employee payroll, are capitalized as land project costs. Interest and real estate taxes are also capitalized as inventory during the development period for land under development and during the construction period of homes under construction. These capitalized costs are included as cost of revenues when the lots and homes are sold.

       INCOME TAXES:

       Deferred income tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

       INCOME PER SHARE:

       Income per share is computed by dividing net income by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. Total outstanding shares of common stock for 1994, 1995 and 1996 are 10,625 shares.

       USE OF ESTIMATES:

       The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to the determination of the cost to complete sold homes, land development projects and accrued unbilled construction costs.


       2.SELECTED FINANCIAL DATA:

                                                                                       DECEMBER 31
                                                                                    -----------------
                                                                                      1995       1996

         Receivables:
            Trade                                                                   $   768   $   961
            Escrows                                                                     319       202
            Contracts and notes                                                          26        18
            Employees and officers                                                       17        11
            Other                                                                         3       139
                                                                                    -------   -------

                                                                                      1,133     1,331
            Less allowance for doubtful accounts                                         55        55
                                                                                    -------   -------

                                                                                    $ 1,078   $ 1,276
                                                                                    =======   =======


         Approximate amount of receivables due within one year                      $ 1,116   $ 1,313
                                                                                    =======   =======

         Inventories:
            Homes under construction                                                 10,822    11,939
            Model homes                                                               3,539     3,783
            Developed lots                                                           14,464    15,069
            Land under development                                                     --         337
            Land held for future development                                          5,341     6,700
                                                                                    -------   -------

                                                                                    $34,166   $37,828
                                                                                    =======   =======

         Property and equipment:
            Land                                                                        193       193
            Building and leasehold improvements                                       1,557     1,437
            Furniture and fixtures                                                      659       915
            Equipment                                                                   776       807
                                                                                    -------   -------

                                                                                      3,185     3,352
            Less accumulated depreciation and amortization                            1,503     1,788
                                                                                    -------   -------

                                                                                    $ 1,682   $ 1,564
                                                                                    =======   =======

         Other assets:
            Cash surrender value of life insurance                                    2,619     3,105
            Debt issuance costs, net of accumulated amortization of $132 and $200
                 at December 31, 1995 and 1996, respectively                            407       848
            Other                                                                       179       129
                                                                                    -------   -------

                                                                                    $ 3,205   $ 4,082
                                                                                    =======   =======

         Accrued expenses:
            Payroll, bonuses and payroll taxes                                      $   926   $   958
            Other                                                                       558       942
                                                                                    -------   -------

                                                                                    $ 1,484   $ 1,900
                                                                                    =======   =======



                                                           YEARS ENDED DECEMBER 31
                                                        -----------------------------
                                                           1994       1995       1996
         Interest expense:
            Interest                                    $ 2,197    $ 3,179    $ 3,510
            Less capitalized interest                    (1,316)    (1,505)    (1,835)
            Amortization of debt issuance costs              51         51         68
                                                        -------    -------    -------

                                                        $   932    $ 1,725    $ 1,743
                                                        =======    =======    =======

         Other income:
            Gain on sale of investment                     --         --          123
            Net gain on sale of forward commitments         186       --         --
            Other, net                                       40        117         45
                                                        -------    -------    -------

                                                        $   226    $   117    $   168
                                                        =======    =======    =======

         Changes in operating assets and liabilities:
            Restricted cash                                 176       (679)      (256)
            Receivables                                     (77)       (69)      (229)
            Deposits and prepaid expenses                  (701)       290       (871)
            Inventories                                  (2,381)    (2,183)       420
            Land option and earnest money deposits          721       (198)       126
            Other assets                                   --         --          (11)
            Accounts payable                               (430)    (1,741)    (1,294)
            Cost to complete sold homes                    (251)       676       (256)
            Customer deposits                               (76)       444       (157)
            Accrued expenses                                445        (27)       431
            Income taxes payable (receivable), net          262     (1,055)        13
                                                        -------    -------    -------

                                                        $(2,312)   $(4,542)   $(2,084)
                                                        =======    =======    =======

         Cash paid for:
            Interest, net of amount capitalized         $   854    $ 1,619    $ 1,408
            Income taxes                                  1,001        790        816


       The Company acquired land for development under promissory notes with the sellers aggregating $3,715, $1,538 and $4,318 for the years ended December 31, 1994, 1995 and 1996, respectively.

       3.DISCONTINUED OPERATIONS:

       The Company operated in two business segments in 1996 and 1995 and three business segments in 1994, as follows:

       * The new homes division, engaged in the interrelated activities of land development and the design, construction, painting, staining, mortgage financing and sale of detached single family homes.

       * The remodeling division, which was discontinued in November 1996, was engaged in the activities of designing and constructing residential remodeling projects. These projects included complete house renovations, kitchen remodelings, bathroom remodelings, second story additions, finished basements, enclosed porches and patios, and other miscellaneous projects.

       * The patio enclosure division, which began and ceased operations in 1994, engaged in the activities of selling and installing three-season aluminum patio rooms and porch enclosures that were built on existing or new decks and cement patios.

       Effective November 30, 1996, the Company adopted a plan to discontinue operations of its remodeling division. Accordingly, the consolidated financial statements were reclassified to report separately the operating results of the division. The Company anticipates completing the disposal of the division in the first quarter of 1997.

       Net assets of the discontinued operation at December 31, 1996, consists of current assets of approximately $96 and property and equipment of approximately $29 after deducting an allowance for the estimated loss on disposal, and liabilities of $218, including estimated operating losses through the anticipated disposal date.

       The estimated loss on the disposal is $41, net of income taxes of $25, consisting of an estimated loss on disposal of business assets of $1 and a provision of $40 for anticipated operating losses until disposal.

       Effective September 30, 1994, the Company adopted a plan to discontinue operations of its patio enclosure division (Betterliving). Accordingly, the consolidated financial statements were reclassified to report separately the operating results of the division.

       In 1994, the Company recognized a loss on the disposal of $98, net of income taxes of $67, consisting of an estimated loss on disposal of the business of $93 and a provision of $5 for anticipated operating losses until disposal. The disposal of the discontinued operation was completed in early 1995 without incurring additional losses.

       The following is a summary of operating results of the discontinued operation for the years ended December 31:


                                                         1994       1995       1996
         Sales:
            Remodeling                                 $ 3,179    $ 4,443    $ 3,772
            Betterliving                                   545       --         --
                                                       -------    -------    -------

                                                       $ 3,724    $ 4,443    $ 3,772
                                                       =======    =======    =======

         Income (loss) before income taxes:
            Remodeling                                    (656)       151       (169)
            Betterliving                                  (425)      --         --
                                                       -------    -------    -------

                                                       $(1,081)   $   151    $  (169)
                                                       =======    =======    =======

         Income (loss) from discontinued operations:
            Remodeling                                    (391)        86       (104)
            Betterliving                                  (251)      --         --
                                                       -------    -------    -------

                                                       $  (642)   $    86    $  (104)
                                                       =======    =======    =======


       4.LUNDGREN BROS. MORTGAGE COMPANY:

       In July 1994, the Company's wholly-owned subsidiary, Lundgren Bros. Mortgage Company (the Mortgage Company), entered into an agreement with a mortgage lending industry consultant to set up a mortgage lending program that provides mortgage financing services to the Company's home buyers. Under the agreement, the Mortgage Company completed and processed loan applications for home buyers, which were submitted to a wholesale mortgage lender. The Mortgage Company received an origination fee and servicing release premium for each mortgage closed. In February 1995, the Mortgage Company terminated the agreement with the mortgage lending industry consultant.

       5.EQUITY INVESTMENTS:

       At December 31, 1996, the Company had a minority ownership interest in a land investment partnership and a partnership which owns the office building the Company leases (Note 7). During 1996, the Company sold its minority interest in another land investment partnership and recognized a gain of $123. These investments are recorded on the equity method of accounting. The Company's aggregate investment in these partnerships was approximately $167 and $128 at December 31, 1995 and 1996, respectively. The Company's share of the partnerships' operating results was approximately $4, $21 and $11 for the years ended December 31, 1994, 1995 and 1996, respectively.


       6.DEBT OBLIGATIONS AND LINES OF CREDIT:

       The Company has a working capital line of credit of $3,500 (increased to $4,250 in February 1997) expiring May 31, 1997, with interest at 0.5% over the prime rate on borrowings up to the aggregate net cash surrender value of life insurance policies pledged and 1.25% over the prime rate on additional borrowings. At December 31, 1996, borrowings under the line of credit are limited to $3,500, which is the sum of the current amount of cash surrender value of assigned life insurance plus $500. The line is due on demand, term life insurance on the major stockholder and the cash surrender value of other life insurance are pledged as collateral, and the line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $2,775 and $1,907 at December 31, 1995 and 1996, respectively. The agreement prohibits the payment of dividends and requires at least 90% of the Company's cash and cash equivalents to be held in accounts of the lending financial institution.

       The Company also has a working capital line of credit, based on a borrowing base formula of finished lots held in inventory not to exceed $4,500, expiring December 31, 1997, with interest at 3% over the prime rate, due on demand. At December 31, 1996, borrowings under the line of credit are limited to $4,093 based on the borrowing base formula. Lots held in inventory are pledged as collateral and this line also is personally guaranteed by the stockholders. The line of credit is subordinated to other debt on the lots held in inventory. The Company had an outstanding balance on the line of credit of $800 and $300 at December 31, 1995 and 1996, respectively.

       In 1996, the Company obtained a working capital line of credit of $1,000, due on demand, expiring March 21, 1997, with interest at 1% over the prime rate. At December 31, 1996, borrowings under the line of credit are limited to $1,000, which is the sum of the aggregate fair market value of cash equivalents deposited at the financial institution plus $300. The cash equivalents deposited at this financial institution are pledged as collateral and this line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $780 at December 31, 1996.

       A subsidiary of the Company has a working capital line of credit of $125 expiring April 15, 1997, with interest at 4.5% over the three-month U.S. treasury bill interest rate (5.25% and 5.5% at December 31, 1996 and 1995, respectively), due on demand. The Company had an outstanding balance on the line of credit of $75 at December 31, 1995. There were no outstanding borrowings on the line of credit at December 31, 1996.

       Other debt obligations at December 31, 1995 and 1996 are as follows:


                                                                                          DECEMBER 31
                                                                                      -----------------
                                                                                        1995      1996
         Construction loans on single family homes, with interest at 2% to 3% above
              the prime rate                                                          $ 9,317   $10,692

         Development loans, with interest at 2% to 5% above the prime rate, but not
              to be less than 8% or more than 18%                                       6,415     6,243

         Promissory notes, with interest at 6% to 10.25%                                3,860     5,231

         1996 subordinated debenture series, with interest at 11%                        --       3,000

         1993 subordinated debenture series, with interest at 10%                       2,962     2,951

         Street, sewer and water assessments on land under development and lots
              held for sale, with interest at 7% to 11%                                 1,598     1,471

         Installment loans, with interest from 5.9% to 11.5%                              736       978

         Other                                                                            372       107
                                                                                      -------   -------

                                                                                      $25,260   $30,673
                                                                                      =======   =======


       The construction loans, promissory notes and development loans are collateralized by substantially all of the Company's inventories, in addition to the personal guarantees of all stockholders on the development loans. The installment loans are collateralized by transportation and computer equipment.

       The 1996 subordinated debenture series is due in 2004 and includes terms for early redemption by the Company after 1998. The indenture is subordinated to all of the Company's senior indebtedness, as defined in the agreement. Under terms of the indenture, the Company is prohibited from declaring or paying any dividend on its stock or making any other distribution on any equity securities of the Company. In addition, the indenture includes covenants that require the Company to maintain a minimum tangible net worth and a ratio of debt to tangible net worth as defined in the indenture and certain restrictions on business mergers and sale or acquisition of assets.

       The 1993 subordinated debenture series is due in 2003 and includes terms for early redemption by the Company. The indenture is subordinated to all of the Company's senior indebtedness, as defined in the agreement. Under terms of the indenture, the Company is prohibited from declaring or paying any dividend on its stock or making any other distribution on any equity securities of the Company. In addition, the indenture includes certain restrictions on business mergers, sale or acquisition of assets and compensation of executive officers.

       The prime rate was 8.5% and 8.25% at December 31, 1995 and 1996, respectively.

       The weighted average interest rate on short-term borrowings was 10.60% and 10.48% at December 31, 1995 and 1996, respectively.

       The approximate principal payments on obligations, based on the scheduled maturity dates at December 31, 1996, are set forth by year below.

                   1997                             $   15,433
                   1998                                  4,223
                   1999                                  3,212
                   2000                                    223
                   2001                                    363
                 Thereafter                              7,219
                                                    -----------

                                                    $   30,673
                                                    ===========

       The fair value of the debt obligations approximate their carrying value at December 31, 1996.


       7.LEASING ARRANGEMENTS:

       The Company is obligated for the rental of its primary office building from an affiliated partnership (Note 5), other office and warehouse buildings and certain equipment and software under noncancellable capital and operating leases which expire at various dates to 2009. The rent on the primary office building is escalated based on changes in the local consumer price index.

       CAPITAL LEASES:

       Minimum future lease obligations under capital leases for the office building and equipment as of December 31, 1996, are as follows:


         YEAR ENDING DECEMBER 31
                   1997                                                        $     114
                   1998                                                              114
                   1999                                                              114
                   2000                                                              114
                   2001                                                              114
              2002 to 2009                                                           897
                                                                               ----------

         Total minimum lease payments                                              1,467

         Less amount representing interest and consumer price index adjustment       968
                                                                               ----------

         Present value of minimum lease payments                               $     499
                                                                               ==========


       Capital lease and real estate tax payments to the affiliated partnership were $135, $135 and $141 for the years ended December 31, 1994, 1995 and 1996, respectively.

       The cost and accumulated amortization of a building and equipment under capital leases were $607 and $329 for 1995 and $607 and $349 for 1996, respectively.

       OPERATING LEASES:

       The Company leases an office and warehouse building with annual base rentals of approximately $36 through April 1998. In addition, certain equipment and software are leased under operating leases with terms of one year or less. Rental expense was approximately $350, $251 and $217 for the years ended December 31, 1994, 1995 and 1996, respectively.

       8.LAND OPTION AND EARNEST MONEY DEPOSITS:

       The Company has entered into option and purchase agreements to acquire lots in residential housing developments and land for future development. Payments and deposits made under these agreements are as follows:

                                          DECEMBER 31
                                          -----------
                                          1995   1996

         Option payments                  $651   $665
         Earnest money deposits            270    130
                                          ----   ----

                                          $921   $795
                                          ====   ====


       On exercise of the option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement.

       Earnest money deposits are to be credited against future purchases. The Company has contingent land purchase commitments totaling approximately $3,069 and $1,486 at December 31, 1995 and 1996, respectively, related to the earnest money deposits.


       9.BENEFIT PLANS:

       DISCRETIONARY BONUS PLAN:

       The Company has discretionary bonus programs for certain officers and key management employees. The executive committee of the Board annually determines the amounts of the bonuses to be paid. Bonuses paid under these programs were $700, $800 and $260 for the years ended December 31, 1994, 1995 and 1996, respectively.

       RETIREMENT PLAN:

       The Company has a qualified contributory retirement plan (the Plan) under
       Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the Plan by the employees and Company matching contributions are made at the discretion of the Board of Directors. Company matching contributions of approximately $63, $62 and $54 were made for the years ended December 31, 1994, 1995 and 1996, respectively.

       In addition, the Plan allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. No profit-sharing contributions were made for the years ended December 31, 1994, 1995 or 1996.

       10.        INCOME TAXES:

       The components of the provision for income taxes for the years ended December 31, 1994, 1995 and 1996 are as follows:


                                                                         YEARS ENDED DECEMBER 31
                                                                     -----------------------------
                                                                       1994       1995       1996
           Currently payable:
              Federal                                                $ 1,107    $  --      $   579
              State                                                      354       --          185
           Deferred                                                     (153)       253        (55)
                                                                     -------    -------    -------

                Income tax provision for continuing operations         1,308        253        709

           Income tax provision for:
              Change in accounting method                               --          527       --
              Discontinued operations                                   (506)        65        (90)
                                                                     -------    -------    -------

                                                                     $   802    $   845    $   619
                                                                     =======    =======    =======



         Net deferred income tax assets include the following:

                                                                              DECEMBER 31
                                                                     -----------------------------
                                                                        1994       1995       1996

           Capitalization of option costs related to land projects   $   170    $  --      $  --
           Depreciation                                                   52        106         95
           Accrued bonus pay                                            --         --           38
           Discontinued operations                                        15       --           25
           Interest expensed on land mortgages                          --         (204)      (259)
           Estimated costs to complete lots sold                           4         54         90
           Accrued vacation pay                                           32         26         44
           Inventory capitalization                                       23         19         53
           Allowance for doubtful accounts receivable                     22         22         21
           Accrued warranty                                             --           25         19
           Other                                                        --            2          4
                                                                     -------    -------    -------

                                                                     $   318    $    50    $   130
                                                                     =======    =======    =======



       The reconciliation of the statutory federal income tax rate with the effective income tax rate for continuing operation is as follows:

                                                                                   YEARS ENDED DECEMBER 31
                                                                                 ---------------------------
                                                                                 1994       1995       1996

         Statutory income tax rate                                               34.0%      34.0%      34.0%

         Increase (reduction) in tax resulting from:
            State taxes, net of federal benefits                                  6.0        6.9        7.2
            Increase in cash surrender value of life insurance policies in
                 excess of policy premiums paid                                  (1.4)      (2.7)      (3.6)
            Other                                                                 1.7        4.8         .4
                                                                                ------     ------     ------

                                                                                 40.3%      43.0%      38.0%
                                                                                ======     ======     ======


       11.    STOCK PURCHASE AGREEMENT:

       Under the terms of a stock purchase agreement, in the event of the death or total disability of any stockholder, the Company is obligated to purchase and the stockholder is obligated to sell all nonvoting stock held by that stockholder for an amount that, subject to the limitations described below, is the lesser of twice the book value per share or $658.82 per share. Certain other stockholders have the first option to purchase not less than all of the voting stock held by a stockholder at the time of death or total disability, and the Company is obligated to purchase such voting shares only if those other stockholders fail to exercise their option. Under the agreement, the amount payable by the Company for voting and nonvoting stock is limited to the amount of insurance proceeds received (after reductions, if necessary, because the cash surrender value is pledged as collateral on a bank line of credit) under policies owned by the Company covering the lives and possible disability of each stockholder.

       At any other time, the stockholder may offer his stock for sale to the other stockholders or the Company at a formula price in accordance with certain provisions of the agreement.

       12.    CHANGE IN ACCOUNTING METHOD:

       Effective January 1, 1995, the Company changed its method of accounting for capitalized land acquisition and development costs to begin the capitalization of interest and real estate taxes on land development projects when initial activities to prepare the property for its intended use commence, and to capitalize all option costs and land acquisition and development employee payroll costs as land project costs. The Company previously capitalized interest and real estate taxes on land development projects when physical land development commenced, and option costs (that do not apply to the purchase price of the land) and land acquisition and development employee payroll costs were accounted for as general and administrative expenses. The Company believes that the new method better matches these costs with related revenues. The adjustment for the cumulative effect of this change as of January 1, 1995 of $763, net of income taxes of $527, is included in 1995 income. The effect of applying the new accounting method for the year ended December 31, 1995, was to increase net income approximately $210, net of income taxes of $144.

       The following unaudited 1994 pro forma amounts reflect the effect of the retroactive application of applying the new method, and related tax effects:

         Gross profit                           $11,811
         Income from continuing operations        2,120
         Net income                               1,770

         Per share:
            Income from continuing operations       200
            Net income                              167