Form 10-Q
period 1997-03-31
LUNDGREN BROS CONSTRUCTION INC
filed 1997-05-12
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________ to _____________

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

                                Yes _X_ No ___

On May 12, 1997, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.


PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                MARCH 31, 1997  DECEMBER 31, 1996
                                                                   -------         -------
                                                                 (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                           $ 2,239        $ 1,253
Restricted cash                                                       1,031          1,072
Receivables                                                           1,303          1,276
Deposits and prepaid expenses                                         4,209          3,663
Inventories                                                          37,724         37,828
Income taxes receivable                                                 193             32
Land option and earnest money deposits                                  835            795
Property and equipment, net                                           1,489          1,564
Deferred income taxes                                                   130            130
Other assets                                                          4,290          4,082
                                                                    -------        -------

                  Total assets                                      $53,443        $51,695
                                                                    =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                              $ 6,365        $ 2,987
Debt obligations                                                     30,498         30,673
Obligations under capital leases                                        468            499
Accounts payable                                                      5,551          5,996
Cost to complete sold homes                                             745            995
Customer deposits                                                     1,260          1,249
Accrued expenses                                                      1,402          1,900
                                                                    -------        -------

                  Total liabilities                                  46,289         44,299

Commitments                                                             -              -

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding                       99             99
      Retained earnings                                               7,055          7,297
                                                                    -------        -------
                                                                      7,154          7,396
                                                                    -------        -------

                  Total liabilities and stockholders' equity        $53,443        $51,695
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


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         1997          1996
                                                                      --------      --------

Revenues                                                              $ 12,096      $  9,924

Cost of revenues                                                        10,595         8,324
                                                                      --------      --------

              Gross profit                                               1,501         1,600

Operating expenses:
    Selling                                                                562           494
    General and administrative                                             785           883
                                                                      --------      --------

                                                                           154           223

Other income (expense):
    Interest expense                                                      (579)         (466)
    Other, net                                                              22           134
                                                                      --------      --------

              Loss from continuing operations before income taxes         (403)         (109)

Income tax benefit                                                        (161)          (43)
                                                                      --------      --------

              Loss from continuing operations                             (242)          (66)

Loss from discontinued operations, net of income taxes                     -             (53)
                                                                      --------      --------

              Net loss                                                    (242)         (119)

Retained earnings, beginning of period                                   7,297         6,286
                                                                      --------      --------

Retained earnings, end of period                                      $  7,055      $  6,167
                                                                      ========      ========

Net loss per share:
     Continuing operations                                            $    (23)     $     (6)
     Discontinued operations                                               -              (5)
                                                                      --------      --------

                                                                      $    (23)     $    (11)
                                                                      ========      ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    1997         1996
                                                                  -------      -------
Cash flows from operating activities:
      Net loss                                                    $  (242)     $  (119)
      Loss from discontinued operations                               -             53
                                                                  -------      -------
           Loss from continuing operations                           (242)         (66)
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
           Depreciation and amortization                              113          110
            Gain on disposal of property and equipment                 (4)         -
            Gain on sale of investment                                -           (123)
            Changes in operating assets and liabilities            (1,712)      (2,566)
                                                                  -------      -------

      Net cash used in continuing operating activities             (1,845)      (2,645)
      Net cash used in discontinued operations                       (100)        (107)
                                                                  -------      -------
      Net cash used in operating activities                        (1,945)      (2,752)
Cash flows from investing activities:
      Expenditures for property and equipment                         (36)         (13)
      Proceeds on disposal of property and equipment                   12          -
      Proceeds on sale of investment                                  -            159
      Other                                                             5           14
      Increase in cash surrender value of
           life insurance                                            (213)        (231)
                                                                  -------      -------
           Net cash used in investing activities                     (232)         (71)
Cash flows from financing activities:
      Proceeds from bank lines of credit                            8,378        7,718
      Payment of principal on bank lines of credit                 (5,000)      (7,705)
      Proceeds from debt obligations                                8,094        7,527
      Payment of principal on debt obligations                     (8,248)      (6,249)
      Payment of principal on capital lease obligations               (31)          (2)
      Payment of debt issuance costs                                  (30)         -
                                                                  -------      -------
           Net cash provided by financing activities                3,163        1,289
                                                                  -------      -------
Increase (decrease) in cash and cash equivalents                      986       (1,534)
Cash and cash equivalents, beginning of the period                  1,253        2,984
                                                                  -------      -------

Cash and cash equivalents, end of the period                      $ 2,239      $ 1,450
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


               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1.    GENERAL

INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and Notes. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in its 1996 Annual Report on Form 10-K.

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three months ended March 31, 1997 and 1996 was 10,625. In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not effect the Company's reported EPS.


NOTE 2.    SELECTED FINANCIAL DATA
                                       March 31, 1997 December 31, 1996
                                            ------        ------
                                         (UNAUDITED)
RECEIVABLES
Trade                                       $  861        $  961
Escrows                                        366           202
Contracts and notes                             18            18
Employees and officers                          32            11
Other                                           81           139
                                            ------        ------

                                             1,358         1,331
Less allowance for doubtful accounts            55            55
                                            ------        ------
                                            $1,303        $1,276
                                            ======        ======


                                                          March 31, 1997    December 31, 1996
                                                              -------            -------
                                                            (UNAUDITED)
INVENTORIES
      Homes under construction                                $14,386            $11,939
      Model homes                                               3,624              3,783
      Lots held for sale                                       13,178             15,069
      Land under development                                      -                  337
      Land held for future development                          6,536              6,700
                                                              -------            -------

                                                              $37,724            $37,828
                                                              =======            =======

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes                      $   319            $   958
      Other                                                     1,083                942
                                                              -------            -------
                                                              $ 1,402            $ 1,900
                                                              =======            =======

DEBT OBLIGATIONS
      Construction loans on single family homes               $12,112            $10,692
      Promissory notes                                          4,896              5,231
      Development loans                                         5,070              6,243
      Subordinate debenture series                              5,945              5,951
      Street, sewer and water assessments on land
        under development and lots held for sale                1,379              1,471
      Installment loans                                           994                978
      Unsecured demand notes payable, stockholders                102                107
                                                              -------            -------
                                                              $30,498            $30,673
                                                              =======            =======


NOTE 3. DISCONTINUED OPERATIONS:

In November 1996, the Company discontinued operations of its remodeling division. An estimated loss on disposal of $41 was accrued in the fourth quarter of 1996. The consolidated statements of operations and retained earnings and consolidated statement of cash flows for the first quarter ended March 31, 1996 have been restated to report separately the net assets and operating results of this discontinued business. This discontinued business had revenues of $906 during the quarter ended March 31, 1996. There were no revenues related to the discontinued business in the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1997 increased $2.2 million or 21.9% from the same period in 1996. The Company closed on sales of 34 homes in the first three months of 1997 as compared to 27 closings in the same period in 1996. The average selling price of homes closed in the first three months of 1997 decreased by 1.4% from the average selling price of homes closed in the same period in 1996. The Company believes that the increase in homes closed was due to a special promotion offered in late 1996 through the first quarter of 1997. The decrease in average selling price is due to changes in the mix of homes closed in the first three months of 1997 compared to the same period in 1996 and the effect of the special promotion on pricing.

Gross profit for the three months ended March 31, 1997 was $1.5 million, a decrease from $1.6 million in the same period in 1996. The Company's gross profit margin in the three months ended March 31, 1997 decreased to 12.4% as compared to 16.1% in the same period in 1996. This decrease in gross profit margin is primarily due a lower average sales price as a result of the special promotion on sales of the Company's completed house inventories, changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area.

Operating expenses (which include selling, general and administrative expenses) for the three months ended March 31, 1997 were approximately the same as in 1996. As a percentage of total revenues, these expenses decreased to 11.1% in 1997 as compared to 13.9% in 1996, as most are fixed in nature.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months ended March 31, 1997 increased $113,000 or 24.2% from the same period in 1996. This increase is mainly due to higher interest rates and increased borrowings on the Company's lines of credit for working capital as well as an increase in finished home inventory.

Other income (expense), net decreased $112,000 in the three months ended March 31, 1997 from the same period in 1996. The decrease is mainly due to a $123,000 gain in 1996 on the sale of an investment in a land development partnership.

NET INCOME (LOSS)

Net loss in the three months ended March 31, 1997 was $242,000, compared to a $119,000 net loss in the same period in 1996. The increased loss is primarily due to a decrease in gross profit margins and increased interest expense in 1997, and a gain in 1996 on the sale of an investment in a land development partnership.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $1.9 million for the three months ended March 31, 1997, a decrease of $807,000 from the same period in 1996, during which operating activities used $2.7 million of cash. In 1997, cash was used for a $546,000 increase in deposits and prepaid expenses, principally for costs incurred in research of potential land projects; a $498,000 decrease in accrued expenses, principally for payment of bonuses to employees other than stockholders; a $293,000 reduction in accounts payable, a $242,000 loss from operations and $366,000 related to other changes in operating assets and liabilities.

Cash flows used in investing activities increased by $161,000 from $71,000 for the three months ended March 31, 1996 to $232,000 for the same period in 1997. The increase was primarily due to proceeds from the sale of an investment in a land development partnership in 1996.

Cash flows provided by financing activities increased approximately $1.9 million to $3.2 million for the three months ended March 31, 1997 from $1.3 million in the same period in 1996. The increase was primarily due to increased net borrowings on the Company's bank lines of credit as a result of a temporary increase in cash and cash equivalents in 1997 compared to 1996 and use of cash for costs incurred in research of potential land projects.

Financing

The Company believes that internally generated funds, amounts available under its four lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements for each individual project evolve as the project matures from land acquisition, to development, to construction of a home and, and finally, to sale of the home and lot.

The Company also utilizes secured lines of credit to finance its operations. The Company has an approved aggregate credit of $10.4 million, subject to a borrowing base. At March 31, 1997, the aggregate maximum credit available under the lines of credit was $9.6 million, of which $6.4 million was utilized and $3.2 million was available.

The Company's outstanding indebtedness as of March 31, 1997 included $23.4 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

The forward-looking statements contained in this quarterly report on Form 10-Q, including without limitations forward-looking statements contained in Management's Discussion and Analysis, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause results to differ materially from those anticipated by some statements made herein. You are cautioned that all forward-looking statements involve risks and uncertainties. Among the factors that could cause results to differ materially are the following: Cyclical economic conditions; fluctuations in operating results; continuing need to acquire land for future development; substantial leverage; reliance on financing and no assurance of availability of credit; extensive government regulation; and environmental factors. Reference is also made to the risk factors contained in the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on October 18, 1996.

PART II. OTHER INFORMATION

Items 1 through 5.
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a) The following exhibits are hereby incorporated by reference or filed herewith as indicated.

         (1) 3.1 Articles of Incorporation of Lundgren in effect on the date hereof.

         (1) 3.2    Bylaws of Lundgren on the date hereof.

         (1) 4.1 Form of Debenture (included as Sections 202(A) and (B) of Indenture filed as Exhibit 4.2 hereto).

         (1) 4.2 Form of Indenture by and between Lundgren and National City Bank Minnesota, as Trustee, including a Form of Debenture.

         (7) 4.3 Form of Debenture (included as Sections 2.2(A) and (B) of Indenture filed as Exhibit 4.4 hereto).

         (7) 4.4 Form of Indenture by and between Lundgren and National City Bank Minnesota, National Association, as Trustee, including a Form of Debenture.

        (1) 10.1 Lease by and among Lundgren, as lessor, Glenbrook Office Building Partnership, and Peter Pflaum and Patrick C. Wells, general partners, dated September 28, 1978.

        (1) 10.2 Amended and Restated Stock Purchase Agreement, dated February 1, 1993, by and among Lundgren, Peter Pflaum, Patrick Wells, Edmund M. Lundgren, Gerald T. Lundgren and Allan D. Lundgren.

        (3) 10.3 Revolving Credit Line Agreement between the Company and Builders Development & Finance, Inc., dated March 18, 1994.

        (3) 10.4 Mortgage Note, dated March 18, 1994, of the Company payable to Builders Development & Finance, Inc.

        (3) 10.5 Combination Mortgage, Security Agreement and Fixture Financing Statement between the Company and Builders Development & Finance, Inc., dated March 18, 1994, including all amendments thereto.

        (1) 10.6 Guaranty by Peter Pflaum, Patrick C. Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Builders Development & Finance, Inc., dated July 27, 1990.

        (1) 10.7 Demand Discretionary Revolving Credit Agreement between the Company and Norwest Bank Minnesota, National Association, dated November 30, 1990.

        (1) 10.8 First Amended and Restated Revolving Note, dated May 1, 1992, of the Company payable to Norwest Bank Minnesota, National Association.

        (1) 10.9 Assignment of Life Insurance Policy as Collateral by the Company in favor of Norwest Bank Minnesota, National Association, dated November 30, 1990.

       (1) 10.10    Assignment of Life Insurance Policy as Collateral by the
                    Company in favor of Norwest Bank Minnesota, National
                    Association, dated May 1, 1992.

       (1) 10.11    Guaranty by Peter Pflaum, Patrick C. Wells, Allan D.
                    Lundgren, Edmund M. Lundgren and Gerald T. Lundgren for the benefit of Norwest Bank Minnesota, National Association, dated November 5, 1990 and all extensions thereof.

       (5) 10.12    Commercial Lease, dated June 1, 1995, by and between
                    Koecheler & Olson Leasing and Lundgren Bros. Plumbing.

       (5) 10.13    Lease Agreement, dated April 10, 1995, by and between B.M.
                    Acquisitions Corporation (Brush Masters, Inc.) and John J.
                    Day.

       (1) 10.14    Loan Agreement, dated as of May 8, 1992, by and between the
                    Company and Builders Development & Finance, Inc.

       (1) 10.15    First Mortgage Note, dated May 8, 1992, of the Company
                    payable to Builders Development & Finance, Inc.

       (1) 10.16    Second Mortgage Note, dated May 8, 1992, of the Company
                    payable to Builders Development & Finance, Inc.

       (1) 10.17    First Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

       (1) 10.18    Second Mortgage, dated May 8, 1992, by the Company in favor of Builders Development & Finance, Inc.

       (1) 10.19    Guaranty, dated as of May 8, 1992, by Peter Pflaum, Edmund
                    M. Lundgren, Gerald T. Lundgren, Allan D. Lundgren and
                    Patrick C. Wells for the benefit of Builders Development &
                    Finance, Inc.

       (1) 10.20    Construction Loan Agreement, dated as of July 22, 1992, by and between the Company and Scherer Bros. Financial Services
                    Co.

       (1) 10.21    Mortgage and Security Agreement, dated July 22, 1992,
                    between the Company and Scherer Bros. Financial Services Co.

       (1) 10.22    Promissory Note, dated July 22, 1992, of the Company payable to Scherer Bros. Financial Services Co.

       (1) 10.23    Guaranty, dated as of July 22, 1992, by Allan Lundgren for the benefit of Scherer Bros. Financial Services Co.

       (1) 10.24    Guaranty, dated as of July 22, 1992, by Patrick Wells for
                    the benefit of Scherer Bros. Financial Services Co.

       (1) 10.25    Guaranty, dated as of July 22, 1992, by Peter Pflaum for the benefit of Scherer Bros. Financial Services Co.

       (1) 10.26    Guaranty, dated as of July 22, 1992, by Edmund Lundgren for the benefit of Scherer Bros. Financial Services Co.

       (1) 10.27    Guaranty, dated as of July 22, 1992, by Gerald Lundgren for the benefit of Scherer Bros. Financial Services Co.

       (1) 10.28    Development Loan Agreement, dated May 15, 1992, by and
                    between the Company and Construction Mortgage Investors Co.

       (1) 10.29    First Mortgage Note, dated May 15, 1992, of the Company
                    payable to Construction Mortgage Investors Co.

       (1) 10.30    First Mortgage, dated May 15, 1992, by the Company in favor of Construction Mortgage Investors Co.

       (1) 10.31    Guaranty, dated May 15, 1992, by Peter Pflaum, Patrick C.
                    Wells, Allan D. Lundgren, Edmund M. Lundgren and Gerald T.
                    Lundgren for the benefit of Construction Mortgage Investors
                    Co.

       (1) 10.32    Contribution Agreement, dated as of February 17, 1993, by
                    and among the Company, Peter Pflaum, Patrick C. Wells, Allan
                    D. Lundgren, Edmund M. Lundgren and Gerald T. Lundgren.

       (5) 10.33    Shopping Center Lease, dated February 9, 1994, by and
                    between Oakdale Mall Associates and Lundgren Bros.
                    Construction, Inc. d/b/a Lundgren Bros. Remodeling.

       (1) 10.34    Form of Option to Purchase Land.


       (1) 10.35    Form of Contingent Purchase Agreement.

       (5) 10.36    Amendment No. 1 to Amended and Restated Stock Purchase
                    Agreement, dated April 1, 1993.

       (2) 10.37    Amended and Restated Demand Discretionary Revolving Credit
                    Agreement, dated March 18, 1994, by and between Norwest Bank
                    Minnesota, National Association and Lundgren Bros.
                    Construction, Inc.

       (4) 10.38    Fourth Amended and Restated Revolving Note (Demand), dated
                    March 14, 1995, of the Company payable to Norwest Bank
                    Minnesota, National Association.

       (4) 10.39    Consent and Reaffirmation of Guaranty, dated March 14, 1995, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan
                    D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank
                    Minnesota, National Association.

       (3) 10.40    Satisfaction of Combination Mortgage, Security Agreement and
                    Fixture Financing Statement executed by Builders Development
                    & Finance, Inc. on March 29, 1994.

       (3) 10.41    Letter Agreement, dated February 17, 1994, between Builders
                    Funding Corporation and Lundgren Bros. Construction, Inc.

       (4) 10.42    Amendment, Extension and Reaffirmation Agreement, dated
                    March 14, 1995, by and among Lundgren Bros. Construction,
                    Inc., Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren,
                    Allan D. Lundgren and Gerald T. Lundgren and Norwest Bank
                    Minnesota, National Association.

       (4) 10.43    Supplemental Assignment of Life Insurance Policies as
                    Collateral, dated March 14, 1995, by Lundgren Bros.
                    Construction, Inc. in favor of Norwest Bank Minnesota,
                    National Association.

       (4) 10.44    Second Supplemental Assignment of Life Insurance Policies as
                    Collateral, dated March 16, 1995, by Lundgren Bros.
                    Construction, Inc. in favor of Norwest Bank Minnesota,
                    National Association.

       (5) 10.45    Third Amendment to Combination Mortgage, Security Agreement
                    and Fixture Financing Statement and Amendment to Revolving
                    Credit Line Agreement, dated January 25, 1995, by Lundgren
                    Bros. Construction, Inc. and Builders Development & Finance,
                    Inc.

       (6) 10.46    Second Amended and Restated Mortgage Note, dated May 20,
                    1996, of Lundgren Bros. Construction, Inc. payable to
                    Builders Development & Finance, Inc.

       (6) 10.47    Eighth Amendment to Combination Mortgage, Security Agreement
                    and Fixture Financing Statement and Second Amendment to
                    Revolving Credit Line Agreement and Reaffirmation Agreement, dated May 20, 1996, by Lundgren Bros. Construction, Inc. and
                    Builders Development & Finance, Inc.

       (6) 10.48    Promissory Note, dated March 21, 1996, of Lundgren Bros.
                    Construction, Inc. payable to First Bank National
                    Association.

       (6) 10.49    Letter Agreement, dated March 21, 1996, by Lundgren Bros.
                    Construction, Inc. and First Bank National Association.

       (6) 10.50    Pledge Agreement, dated March 21, 1996, by Lundgren Bros.
                    Construction, Inc. for the benefit of First Bank National
                    Association.

       (6) 10.51    Control Agreement (With Broker or other Securities
                    Intermediary), dated March 21, 1996, by Lundgren Bros.
                    Construction, Inc., First Bank National Association and FBS
                    Investment Services, Inc.

       (6) 10.52    Guaranty, dated March 12, 1996, by Edmund M. Lundgren for
                    the benefit of First Bank National Association.

       (6) 10.53    Guaranty, dated March 12, 1996, by Allan Lundgren for the
                    benefit of First Bank National Association.

       (6) 10.54    Guaranty, dated March 12, 1996, by Peter Pflaum for the
                    benefit of First Bank National Association.

       (6) 10.55    Guaranty, dated March 12, 1996, by Patrick C. Wells for the benefit of First Bank National Association.

       (6) 10.56    Guaranty, dated March 12, 1996, by Gerald Lundgren for the benefit of First Bank National Association.

       (8) 10.57    Fifth Amended and Restated Revolving Note (Demand), dated
                    February 24, 1997, of the Company payable to Norwest Bank
                    Minnesota, National Association.

       (8) 10.58    Consent and Reaffirmation of Guaranty, dated February 24,
                    1997, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren,
                    Allan D. Lundgren and Gerald T. Lundgren in favor of Norwest
                    Bank Minnesota, National Association.

       (8) 10.59    Second Amendment, Extension and Reaffirmation Agreement,
                    dated February 24, 1997, by and among Lundgren, Patrick C.
                    Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren,
                    Gerald T. Lundgren and Norwest Bank Minnesota, National
                    Association.

       (8) 10.60    Ninth Amendment to Combination Mortgage, Security Agreement
                    and Fixture Financing Statement, dated November 25, 1996, by
                    Lundgren Bros. Construction, Inc. and Builders Development &
                    Finance, Inc.

           10.61 Revolving Construction and Development Loan Agreement, dated April 18, 1997, by and between Lundgren Bros. Construction, Inc. and First Bank National Association.

           10.62 Revolving Credit Note, dated April 18, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association

           10.63 Mortgage and Security Agreement and Fixture Financing Statement, dated April 18, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association.

           10.64 Guaranty, dated April 18, 1997, by and among Edmund M. Lundgren, Allan D. Lundgren, Peter Pflaum, Patrick C. Wells and Gerald T. Lundgren to First Bank National Association.

           10.65 Indemnity Agreement, dated April 18, 1997, by and among Lundgren Bros. Construction, Inc., Edmund M. Lundgren, Allan
                    D. Lundgren, Peter Pflaum, Patrick C. Wells, and Gerald T. Lundgren, and First Bank National Association.

           10.66 Amendment and Restatement of Promissory Note, including Consent, dated March 21, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association.

        (4) 18.1 Letter on accounting change, Coopers & Lybrand, LLP, dated May 12, 1995.

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

(8) Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K.

     The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           LUNDGREN BROS. CONSTRUCTION, INC.


Date: May 12, 1997      By:/s/ Peter Pflaum
                           -----------------------------------------------------
                           Peter Pflaum
                           President, Chief Executive Officer and Principal Financial Officer