Form 10-Q
period 1997-06-30
LUNDGREN BROS CONSTRUCTION INC
filed 1997-08-13
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from______________to__________________

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

                             Yes_X_        No__


On August 13, 1997, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                       JUNE 30, 1997    DECEMBER 31, 1996
                                                          -------            -------
                                                        (UNAUDITED)

                                     ASSETS

Cash and cash equivalents                                 $ 1,861            $ 1,253
Restricted cash                                             2,869              1,072
Receivables                                                 1,492              1,276
Notes receivable - affiliate                                  689                -
Deposits and prepaid expenses                               4,471              3,663
Inventories                                                37,744             37,828
Income taxes receivable                                       492                 32
Land option and earnest money deposits                      1,131                795
Property and equipment, net                                 1,420              1,564
Deferred income taxes                                         130                130
Other assets                                                4,367              4,082
                                                          -------            -------

         Total assets                                     $56,666            $51,695
                                                          =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                    $ 7,313            $ 2,987
Debt obligations                                           32,239             30,673
Obligations under capital leases                              456                499
Accounts payable                                            6,349              5,996
Cost to complete sold homes                                   755                995
Customer deposits                                           1,591              1,249
Accrued expenses                                            1,252              1,900
                                                          -------            -------

         Total liabilities                                 49,955             44,299

Commitments and contingencies                                 -                  -

Stockholders' equity:
    Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding             99                 99
    Retained earnings                                       6,612              7,297
                                                          -------            -------
                                                            6,711              7,396
                                                          -------            -------

         Total liabilities and stockholders' equity       $56,666            $51,695
                                                          =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ----------------------      ----------------------
                                                             1997          1996          1997          1996
                                                           --------      --------      --------      --------
Revenues                                                   $ 15,396      $ 18,253      $ 27,492      $ 28,177

Cost of revenues                                             13,816        15,765        24,411        24,089
                                                           --------      --------      --------      --------

     Gross profit                                             1,580         2,488         3,081         4,088

Operating expenses:
   Selling                                                      576           544         1,138         1,038
   General and administrative                                 1,000           928         1,785         1,811
                                                           --------      --------      --------      --------

                                                                  4         1,016           158         1,239

Other income (expense):
   Interest expense                                            (759)         (549)       (1,338)       (1,015)
   Other, net                                                    13             9            35           143
                                                           --------      --------      --------      --------

     Income (loss) from continuing operations before
        income taxes                                           (742)          476        (1,145)          367

Income tax provision (benefit)                                 (299)          190          (460)          147
                                                           --------      --------      --------      --------

Income (loss) from continuing operations                       (443)          286          (685)          220

Loss from discontinued operations, net of income taxes          -             (57)          -            (110)
                                                           --------      --------      --------      --------

   Net income (loss)                                           (443)          229          (685)          110

Retained earnings, beginning of period                        7,055         6,167         7,297         6,286
                                                           --------      --------      --------      --------

Retained earnings, end of period                           $  6,612      $  6,396      $  6,612      $  6,396
                                                           ========      ========      ========      ========

Net income (loss) per share:
   Continuing operations                                   $    (42)     $     27      $    (64)     $     20
   Discontinued operations                                      -              (5)          -             (10)
                                                           --------      --------      --------      --------
                                                           $    (42)     $     22      $    (64)     $     10
                                                           ========      ========      ========      ========


The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                  1997         1996
                                                                --------    --------
Cash flows from operating activities:
      Net income (loss)                                         $   (685)   $    110
      Loss from discontinued operations                              -           110
                                                                --------    --------
           Income (loss) from continuing operations                 (685)        220
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
           Depreciation and amortization                             225         192
           Gain on disposal of property and equipment                 (7)        -
           Gain on sale of investment                                -          (123)
           Changes in operating assets and liabilities            (2,809)     (6,431)
                                                                --------    --------

      Net cash used in continuing operating activities            (3,276)     (6,142)
      Net cash used in discontinued operations                      (115)       (142)
                                                                --------    --------
      Net cash used in operating activities                       (3,391)     (6,284)
Cash flows from investing activities:
      Expenditures for property and equipment                        (68)        (34)
      Proceeds on disposal of property and equipment                  37         -
      Proceeds on sale of investment                                 -           159
      Other                                                            5          14
      Increase in cash surrender value of
           life insurance                                           (224)       (260)
                                                                --------    --------
           Net cash used in investing activities                    (250)       (121)
Cash flows from financing activities:
      Proceeds from bank lines of credit                          16,234      18,115
      Payment of principal on bank lines of credit               (11,908)    (16,319)
      Proceeds from debt obligations                              22,620      22,135
      Payment of principal on debt obligations                   (22,624)    (19,436)
      Payment of principal on capital lease obligations              (43)         (3)
      Payment of debt issuance costs                                 (30)        -
                                                                --------    --------
           Net cash provided by financing activities               4,249       4,492
                                                                --------    --------
Increase (decrease) in cash and cash equivalents                     608      (1,913)
Cash and cash equivalents, beginning of the period                 1,253       2,984
                                                                --------    --------

Cash and cash equivalents, end of the period                    $  1,861    $  1,071
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

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and six months ended June, 1997 and 1996 was 10,625. In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not effect the Company's reported EPS.


NOTE 2.    SELECTED FINANCIAL DATA
                                           June 30, 1997      December 31, 1996
                                                ------            ------
                                              (UNAUDITED)
RECEIVABLES
Trade                                           $  962            $  961
Escrows                                            419               202
Contracts and notes                                 18                18
Employees and officers                              11                11
Other                                              137               139
                                                ------            ------

                                                 1,547             1,331
Less allowance for doubtful accounts                55                55
                                                ------            ------
                                                $1,492            $1,276
                                                ======            ======

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


SELECTED FINANCIAL DATA, CONTINUED
                                                     June 30, 1997    December 31, 1996
                                                        -------            -------
                                                      (UNAUDITED)
INVENTORIES
   Homes under construction                             $17,720            $11,939
   Model homes                                            1,417              3,783
   Lots held for sale                                    10,893             15,069
   Land under development                                 2,184                337
   Land held for future development                       5,530              6,700
                                                        -------            -------

                                                        $37,744            $37,828
                                                        =======            =======

ACCRUED EXPENSES
   Payroll, bonuses and payroll taxes                   $   305            $   958
   Other                                                    947                942
                                                        -------            -------
                                                        $ 1,252            $ 1,900
                                                        =======            =======

DEBT OBLIGATIONS
   Construction loans on single family homes            $12,363            $10,692
   Promissory notes                                       5,022              5,231
   Development loans                                      6,774              6,243
   Subordinate debenture series                           5,945              5,951
   Street, sewer and water assessments on land
     under development and lots held for sale             1,056              1,471
   Installment loans                                        977                978
   Unsecured demand notes payable, stockholders             102                107
                                                        -------            -------
                                                        $32,239            $30,673
                                                        =======            =======


Supplemental disclosure of noncash transactions:
The Company acquired land for future development under promissory notes with the sellers aggregating $1,773 and $1,238 in the six months ended June 30, 1997 and 1996, respectively. In addition, the Company sold $954,000 of land and related research costs along with related debt of $182,000 in exchange ofr a $768,000 note receivable in the six months ended June 30, 1997, see Note 4.

NOTE 3.    DISCONTINUED OPERATIONS:

In November 1996, the Company discontinued operations of its remodeling division. An estimated loss on disposal of $41 was accrued in the fourth quarter of 1996. The consolidated statements of operations and retained earnings and consolidated statement of cash flows for the periods ended June 30, 1996 have been restated to report separately the net assets and operating results of this discontinued business. This discontinued business had revenues of $849 and $1,755, respectively, during the three and six months ended June 30, 1996. There were no revenues related to the discontinued business in the three and six months ended June 30, 1997.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 4.    RELATED PARTY TRANSACTIONS:

In May 1997, the Company sold $954,000 of undeveloped land and related research costs to Marsh Pointe L.L.C. ("Marsh Pointe"), a company related through common ownership, in exchange for a $768,000 note receivable and Marsh Pointe assumed two land mortgages totaling $182,000. The note receivable is due on demand and matures December 31, 1999 with interest payable at 1% above the prime rate. The outstanding balance as of June 30, 1997 was $689,000. Marsh Pointe will develop the land and the Company has an option agreement with Marsh Pointe that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.


NOTE 5.    MODEL HOME SALE AND LEASEBACK:

In May 1997, the Company entered into an agreement to sell and leaseback seven model homes. The model homes were sold at 83% of the appraised value and leased back under operating leases for an average term of 15 months at LIBOR plus 5.25%. The Company may sell the homes at the end of the lease term as the selling agent. Upon the sale of the homes to third parties, the Company will be paid 75% of the net profit.

The book values of the models totaling $2.1 million have been removed from the balance sheet. As noted above, under the agreement, the model homes were sold at a discount from the appraised value but the Company participates in the profit on the eventual sale of the model homes. The discount has been deferred based on the Company's expectation that it will be recovered upon the sale of the model homes. Rentals on these transactions average $215,000 annually. Proceeds from the sale were used to payoff $1.7 million of debt obligations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three and six months ended June 30, 1997 decreased $2.9 million and $685,000, respectively or 15.7% and 2.4%, respectively, from the same periods in 1996. The Company closed on sales of 47 and 81 homes in the three and six months ended June 30, 1997, respectively, as compared to 53 and 80 closings, respectively, in the same periods in 1996. The average selling price of homes closed in the three and six months ended June 30, 1997 decreased by 5.4% and 3.5%, respectively, as compared to the average selling price of homes closed in the same periods in 1996. The decrease in average selling price is due to a change in the mix of homes closed in the three and six months ended June 30, 1997 compared to the same period in 1996, the sale of seven model homes at 83% of appraised value under a sales-leaseback agreement and the effect of a special promotion on pricing offered in late 1996 through the first quarter of 1997.

The Company's gross profit margin in the three and six months ended June 30, 1997 decreased to 10.3% and 11.2%, respectively, as compared to 13.6% and 14.5%, respectively, in the same periods in 1996. This decrease in gross profit margin is primarily due to the sale and leaseback of seven model homes at no profit, and to a lower average sales price as a result of the special promotion in late 1996 through the first quarter of 1997 on sales of the Company's completed house inventories. The decrease in gross profit margins were also due to changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area. The Company expects that the increased costs of land will continue to negatively impact the gross margins in the future.

Operating expenses for the three and six months ended June 30, 1997 were approximately the same as in 1996. As a percentage of total revenues, these expenses increased to 10.2% and 10.6%, respectively, for the three and six months ended June 30, 1997 as compared to 8.1% and 10.1%, respectively, in 1996, as most are fixed in nature. The operating expenses increased in 1997 as a result of an increase in carrying costs of model homes and finished home inventory. These increased costs were offset by a decrease in the Company's advertising expenses.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months and six months ended June 30, 1997 increased $210,000 and $323,000, respectively, or 38.3% and 31.8%, respectively, from the same periods in 1996. This increase is mainly due to higher interest rates and increased borrowings on the Company's lines of credit to finance increased working capital needs, including an increase in finished home inventory.

Other income (expense), net decreased $108,000 in the six months ended June 30, 1997 from the same period in 1996. The decrease is mainly due to a $123,000 gain in 1996 on the sale of an investment in a land development partnership.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

Loss from continuing operations in the three and six months ended June 30, 1997 was $443,000 and $685,000, respectively, compared to income from continuing operations of $286,000 and $220,000, respectively, in the same periods in 1996. The increased loss is primarily due to a decrease in revenues, decrease in gross profit margins and increase in interest expense in 1997, and a gain in 1996 on the sale of an investment in a land development partnership.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities were $3.4 million for the six months ended June 30, 1997, a decrease of $2.9 million from the same period in 1996, during which operating activities used $6.3 million of cash. During the six months ended June 30, 1997, cash was used for an increase in restricted cash of $1.8 million; a $1.5 million increase in prepaid expenses, principally for costs incurred in research of potential land projects; a $648,000 decrease in accrued expenses, principally for payment of bonuses to employees other than stockholders; a $685,000 loss from continuing operations and $404,000 related to other changes in operating assets and liabilities. These cash uses were partially offset by $1.6 cash provided by a decrease in cash used for land under development.

Cash flows used in investing activities increased by $129,000 from $121,000 for the six months ended June 30, 1996 to $250,000 for the same period in 1997. The increase was primarily due to the effect of proceeds from the sale of an investment in a land development partnership in 1996.

Cash flows provided by financing activities decreased $243,000 to $4.2 million for the six months ended June 30, 1997 from $4.5 million in the same period in 1996. The cash provided by financing activities for the six months ended June 30, 1997 was primarily due to increased net borrowings on the Company's bank lines of credit as a result of cash used for the seasonal increase in house inventories and an increase in costs incurred in research of potential land projects in 1997 compared to 1996.

Financing

The Company believes that internally-generated funds, amounts available under its four lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements for each individual project evolve as the project matures from land acquisition, to development, to construction of a home and, and finally, to sale of the home and lot. During 1997, the Company entered into two new borrowing arrangements. The first involves the sale of raw land to other entities, that is subsequently purchased back by the Company as developed lots. The second involves a sale and leaseback program for its model homes. As of June 30, 1997, there are seven model homes under this program.

The Company also utilizes secured lines of credit to finance its operations. The Company has an approved aggregate credit of $10.4 million, subject to a borrowing base. At June 30, 1997, the aggregate maximum credit available under the lines of credit was $9.8 million, of which $7.3 million was utilized and $2.5 million was available.

The Company's outstanding indebtedness as of June 30, 1997 included $22.1 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

PART II.   OTHER INFORMATION

Items 1 through 5.
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a)      See exhibit index attached.

(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LUNDGREN BROS. CONSTRUCTION, INC.


Date:  August 13, 1997   By:  /s/ Peter Pflaum
                              --------------------------------
                               Peter Pflaum
                              (Principal Executive Officer)
                              (Principal Financial Officer)

                   LUNDGREN BROS. CONSTRUCTION, INC. EXHIBITS

10.1 Acquisition and Closing Agreement, dated as of May 16, 1997, by and between the Company and Marsh Point L.L.C.

10.2     Form of Option Agreement between the Company and Marsh Pointe L.L.C.

10.3 Building Loan Agreement, dated as of June 26, 1997, by and between the Company and CWM Mortgage Holdings, Inc., d/b/a Construction Lending Corporation of America.

10.4 Master Sale and Rental Agreement, dated as of May 27, 1997, by and between the Company and National Model Homes, Inc.

10.5 Acquisition and Closing Agreement, dated as of June 10, 1997, by and between the Company and BF Holding Company.

10.6     Form of Option Agreement between the Company and BF Holding Company.

27       Financial Data Schedule