Form 10-Q
period 1997-09-30
LUNDGREN BROS CONSTRUCTION INC
filed 1997-11-13
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____________ to ____________

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

                            Yes _X_     No ___




On November 13, 1997, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                             ------------------  -----------------
                                                                    (UNAUDITED)

                               ASSETS

Cash and cash equivalents                                               $ 2,297            $ 1,253
Restricted cash                                                           2,597              1,072
Receivables                                                               1,202              1,276
Notes receivable - affiliate                                              1,066               --
Deposits and prepaid expenses                                             4,565              3,663
Inventories                                                              34,139             37,828
Income taxes receivable                                                     210                 32
Land option and earnest money deposits                                    1,245                795
Property and equipment, net                                               1,457              1,564
Deferred income taxes                                                       130                130
Other assets                                                              4,328              4,082
                                                                        -------            -------

                  Total assets                                          $53,236            $51,695
                                                                        =======            =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                                  $ 6,787            $ 2,987
Debt obligations                                                         28,437             30,673
Obligations under capital leases                                            452                499
Accounts payable                                                          6,655              5,996
Cost to complete sold homes                                               1,150                995
Customer deposits                                                         1,249              1,249
Accrued expenses                                                          1,543              1,900
                                                                        -------            -------

                  Total liabilities                                      46,273             44,299

Commitments and contingencies                                              --                 --

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding                           99                 99
      Retained earnings                                                   6,864              7,297
                                                                        -------            -------
                                                                          6,963              7,396
                                                                        -------            -------

                  Total liabilities and stockholders' equity            $53,236            $51,695
                                                                        =======            =======


The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                                1997         1996          1997          1996
                                                             --------      --------      --------      --------

Revenues                                                     $ 22,154      $ 22,002      $ 49,646      $ 50,179

Cost of revenues                                               19,173        18,626        43,584        42,715
                                                             --------      --------      --------      --------

         Gross profit                                           2,981         3,376         6,062         7,464

Operating expenses:
    Selling                                                       945           962         2,083         2,000
    General and administrative                                  1,012         1,054         2,797         2,827
                                                             --------      --------      --------      --------

                                                                1,024         1,360         1,182         2,637

Other income (expense):
    Interest expense                                             (595)         (349)       (1,933)       (1,402)
    Other, net                                                     (6)            7            29           150
                                                             --------      --------      --------      --------

         Income (loss) from continuing operations before
           income taxes                                           423         1,018          (722)        1,385

Income tax provision (benefit)                                    171           421          (289)          568
                                                             --------      --------      --------      --------

         Income (loss) from continuing operations                 252           597          (433)          817


Income (loss) from discontinued operations, net of
    income taxes                                                 --              23          --             (87)
                                                             --------      --------      --------      --------

      Net income (loss)                                           252           620          (433)          730

Retained earnings, beginning of period                          6,612         6,396         7,297         6,286
                                                             --------      --------      --------      --------

Retained earnings, end of period                             $  6,864      $  7,016      $  6,864      $  7,016
                                                             ========      ========      ========      ========

Net income (loss) per share:
     Continuing operations                                   $     24      $     56      $    (41)     $     77
     Discontinued operations                                     --               2          --              (8)
                                                             --------      --------      --------      --------
                                                             $     24      $     58      $    (41)     $     69
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

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         ----------------------
                                                                           1997          1996
                                                                         --------      --------
Cash flows from operating activities:
      Net income (loss)                                                  $   (433)     $    730
      Loss from discontinued operations                                      --              87
                                                                         --------      --------
           Income (loss) from continuing operations                          (433)          817
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
           Depreciation and amortization                                      364           285
           Gain on disposal of property and equipment                          (7)         --
           Gain on sale of investment                                        --            (123)
           Changes in operating assets and liabilities                      1,705        (2,937)
                                                                         --------      --------

      Net cash provided by (used in) continuing operating activities        1,629        (1,958)
      Net cash used in discontinued operations                               (115)         (297)
                                                                         --------      --------
      Net cash provided by (used in) operating activities                   1,514        (2,255)
Cash flows from investing activities:
      Expenditures for property and equipment                                (188)         (104)
      Proceeds on disposal of property and equipment                           37          --
      Proceeds on sale of investment                                         --             159
      Other                                                                     5            14
      Increase in cash surrender value of
           life insurance                                                    (241)         (275)
                                                                         --------      --------
           Net cash used in investing activities                             (387)         (206)
Cash flows from financing activities:
      Proceeds from bank lines of credit                                   24,504        25,759
      Payment of principal on bank lines of credit                        (20,704)      (24,644)
      Proceeds from debt obligations                                       31,414        32,463
      Payment of principal on debt obligations                            (35,220)      (33,292)
      Payment of principal on capital lease obligations                       (47)           (4)
      Payment of debt issuance costs                                          (30)          (57)
                                                                         --------      --------
           Net cash provided by (used in) financing activities                (83)          225
                                                                         --------      --------
Increase (decrease) in cash and cash equivalents                            1,044        (2,236)
Cash and cash equivalents, beginning of the period                          1,253         2,984
                                                                         --------      --------

Cash and cash equivalents, end of the period                             $  2,297      $    748
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

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and nine months ended September, 1997 and 1996 was 10,625. In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not effect the Company's reported EPS.


NOTE 2.    SELECTED FINANCIAL DATA
                                          September 30, 1997  December 31, 1996
                                          ------------------  ----------------
                                                 (UNAUDITED)
RECEIVABLES
      Trade                                           $  908            $  961
      Escrows                                            257               202
      Contracts and notes                                  5                18
      Employees and officers                              56                11
      Other                                               19               139
                                                      ------            ------

                                                       1,245             1,331
      Less allowance for doubtful accounts                43                55
                                                      ------            ------
                                                      $1,202            $1,276
                                                      ======            ======

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


SELECTED FINANCIAL DATA, CONTINUED
                                                         September 30, 1997     December 31, 1996
                                                         ------------------     -----------------
                                                                (UNAUDITED)
      INVENTORIES
            Homes under construction                                $15,029            $11,939
            Model homes                                               1,283              3,783
            Lots held for sale                                        8,290             15,069
            Land under development                                    3,807                337
            Land held for future development                          5,730              6,700
                                                                    -------            -------

                                                                    $34,139            $37,828
                                                                    =======            =======

      ACCRUED EXPENSES
            Payroll, bonuses and payroll taxes                      $   526            $   958
            Other                                                     1,017                942
                                                                    -------            -------
                                                                    $ 1,543            $ 1,900
                                                                    =======            =======

      DEBT OBLIGATIONS
            Construction loans on single family homes               $10,184            $10,692
            Promissory notes                                          4,763              5,231
            Development loans                                         6,032              6,243
            Subordinate debenture series                              5,945              5,951
            Street, sewer and water assessments on land
              under development and lots held for sale                  792              1,471
            Installment loans                                           632                978
            Unsecured demand notes payable, stockholders                 89                107
                                                                    -------            -------
                                                                    $28,437            $30,673
                                                                    =======            =======


Supplemental disclosure of noncash transactions:
The Company acquired land for future development under promissory notes with the sellers aggregating $1,773 and $4,240 in the nine months ended September 30, 1997 and 1996, respectively. In addition, the Company sold $1,330 of land and related research costs along with related debt of $182 in exchange for $1,145 notes receivable in the nine months ended September 30, 1997, see Note 4.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 3.  DISCONTINUED OPERATIONS:

In November 1996, the Company discontinued operations of its remodeling division. An estimated loss on disposal of $41 was accrued in the fourth quarter of 1996. The consolidated statements of operations and retained earnings and consolidated statement of cash flows for the periods ended September 30, 1996 have been restated to report separately the net assets and operating results of this discontinued business. This discontinued business had revenues of $1,379 and $3,134, respectively, during the three and nine months ended September 30, 1996. There were no revenues related to the discontinued business in the three and nine months ended September 30, 1997.



NOTE 4.  RELATED PARTY TRANSACTIONS:

In May and September 1997, the Company sold $1,330 of undeveloped land and related research costs to two Limited Liability Corporations ("LLC") related through common ownership, in exchange for $1,145 notes receivable and one LLC assumed two land mortgages totaling $182. The notes receivable are due on demand and mature in December 31, 1999 with interest payable at 1% above the prime rate. The outstanding balance as of September 30, 1997 was $1,066. The LLC's will develop the land and the Company has option agreements with the LLC's that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1997 increased $152,000 or .7% and for the nine months ended September 30, 1997 decreased $533,000 or 1.1% from the same periods in 1996. The Company closed on sales of 67 and 148 homes in the three and nine months ended September 30, 1997, respectively, as compared to 63 and 143 closings, respectively, in the same periods in 1996. The average selling price of homes closed in the three and nine months ended September 30, 1997 decreased by 5.1% and 4.5%, respectively, as compared to the average selling price of homes closed in the same periods in 1996. The decrease in average selling price is due to a change in the mix of homes closed in the three and nine months ended September 30, 1997 compared to the same period in 1996, the sale of seven model homes at 83% of appraised value under a sales-leaseback agreement in May 1997 and the effect of a special promotion on pricing offered in late 1996 through the first quarter of 1997.

The Company's gross profit margin in the three and nine months ended September 30, 1997 decreased to 13.5% and 12.2%, respectively, as compared to 15.3% and 14.9%, respectively, in the same periods in 1996. This decrease in gross profit margin is primarily due to the sale and leaseback of seven model homes at no profit, and to a lower average sales price as a result of the special promotion in late 1996 through the first quarter of 1997 on sales of the Company's completed house inventories. The decrease in gross profit margins were also due to changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area. The Company expects that the increased costs of land will continue to negatively impact the gross margins in the future.

Operating expenses for the three and nine months ended September 30, 1997 were approximately the same as in 1996.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months and nine months ended September 30, 1997 increased $246,000 and $531,000, respectively, or 70.5% and 37.9%, respectively, from the same periods in 1996. This increase is mainly due to higher interest rates and increased borrowings on the Company's lines of credit to finance increased working capital needs.

Other income (expense), net decreased $121,000 in the nine months ended September 30, 1997 from the same period in 1996. The decrease is mainly due to a $123,000 gain in 1996 on the sale of an investment in a land development partnership.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations in the three months ended September 30, 1997 was $252,000 compared to $597,000 in the same period in 1996. Loss from continuing operations in the nine months ended September 30, 1997 was $433,000 compared to income from continuing operations of $817,000 in the same period in 1996. The decrease in 1997 is primarily due to a decrease in revenues, decrease in gross profit margins and increase in interest expense in 1997, and a gain in 1996 on the sale of an investment in a land development partnership.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1.5 million for the nine months ended September 30, 1997, an increase of $3.8 million from the same period in 1996, during which operating activities used $2.3 million of cash. During the nine months ended September 30, 1997, cash was provided by a decrease in cash used for land inventories of $5.2 million and a $659,000 increase in accounts payable. These cash provisions were partially offset by cash used for an increase in restricted cash of $1.5 million; a $1.9 million increase in prepaid expenses, principally for costs incurred in research of potential land projects; a $357,000 decrease in accrued expenses, principally for payment of bonuses to employees other than stockholders; a $433,000 loss from continuing operations and $169,000 related to other changes in operating assets and liabilities.

Cash flows used in investing activities increased by $181,000 from $206,000 for the nine months ended September 30, 1996 to $387,000 for the same period in 1997. The increase was primarily due to the effect of proceeds from the sale of an investment in a land development partnership in 1996.

Cash flows used in financing activities increased $308,000 to $83,000 for the nine months ended September 30, 1997 compared to cash provided by financing activities of $225,000 in the same period in 1996. The cash provided by financing activities for the nine months ended September 30, 1997 was primarily due to increased net borrowings on the Company's bank lines of credit as a result of cash used for the seasonal increase in house inventories and an increase in costs incurred in research of potential land projects in 1997 compared to 1996.

Financing
---------

The Company believes that internally-generated funds, amounts available under its four lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements for each individual project evolve as the project matures from land acquisition, to development, to construction of a home, and finally, to sale of the home and lot. During 1997, the Company entered into two new borrowing arrangements. The first involves the sale of raw land to other entities, that is subsequently purchased back by the Company as developed lots. The second involves a sale and leaseback program for its model homes. As of September 30, 1997, there are seven model homes under this program.

The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $10.4 million, subject to a borrowing base. At September 30, 1997, the aggregate maximum credit available under the lines of credit was $9.8 million, of which $6.8 million was utilized and $3.0 million was available.

The Company's outstanding indebtedness as of September 30, 1997 included $13.3 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

 PART II.         OTHER INFORMATION

Items 1 through 5.
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a)      See exhibit index attached.

(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LUNDGREN BROS. CONSTRUCTION, INC.


Date:    November 13, 1997     By:    /s/  Peter Pflaum
                                       Peter Pflaum
                                      (Principal Executive Officer)
                                      (Principal Financial Officer)

                   LUNDGREN BROS. CONSTRUCTION, INC. EXHIBITS



27   Financial Data Schedule