Form 10-K405
period 1997-12-31
LUNDGREN BROS CONSTRUCTION INC
filed 1998-03-27
CIK 898148

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997

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

         On March 27, 1998, there were 594 voting and 10,031 non-voting shares of the registrant's no par value common stock outstanding.

                                 FORM 10-K INDEX


PART I
        Item 1.   BUSINESS.....................................................1
        Item 2.   PROPERTIES..................................................16
        Item 3.   LEGAL PROCEEDINGS...........................................16
        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS DURING FOURTH QUARTER OF FISCAL YEAR................16

PART II
        Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED STOCKHOLDER MATTERS.................................16
        Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................16
        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS..................................................18
        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................24
        Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................24

PART III
        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT..............................................25
        Item 11.  EXECUTIVE COMPENSATION......................................28
        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................29
        Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS................................................31

PART IV
        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K.....................................33

SIGNATURES....................................................................40

EXHIBIT INDEX.................................................................42

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Lundgren Bros. Construction, Inc. ("Lundgren" or the "Company") is engaged in the interrelated activities of land development and the design, construction and sale of detached single family homes in the Minneapolis and St. Paul, Minnesota ("Twin Cities") metropolitan area. The Company maintains an inventory of potential home lots by controlling undeveloped land through options, contingent purchase agreements, joint ventures, partnerships and other contract relationships with landowners (referred to herein collectively as "Land Acquisition Agreements"). Upon obtaining the appropriate regulatory approvals and zoning changes, and dependent on market conditions, the Company develops the undeveloped land into finished lots for residential subdivisions, primarily for its own use. The Company also periodically options or purchases finished lots from other developers.

     Since its incorporation in 1970, the Company and its affiliates have developed 2,717 lots. On December 31, 1997, the Company controlled 17 parcels of land under Land Acquisition Agreements for future development of an estimated 1,392 lots. An important part of the Company's land development strategy is to control prime property for residential development two to five years in advance of actual development, using Land Acquisition Agreements structured to require limited initial investment by the Company. Management believes that this strategy minimizes the risk of the Company owning too much land at any one time but allows the Company to control key sites for future development. See "Business--Land Acquisition."

     The Company builds custom homes and homes from standard plans at prices typically ranging from $130,000 to $800,000 for both the home and lot, with an average selling price of approximately $321,000 in 1997. Lundgren's wholly-owned subsidiary, Brush Masters, Inc. ("Brush Masters"), provides painting, staining and drywall services to the Company, as well as to other residential building contractors in the Twin Cities metropolitan area.

     Since inception, the Company has built and sold over 2,652 single family homes. The Company sells its homes primarily through its own staff of sales personnel, although it also utilizes local realtors. The Company closed the sales of 204 homes in 1997, and as of December 31, 1997, had purchase agreements for the sale of 70 homes, representing approximately $21.5 million in sales. In 1996, the Company closed the sales of 198 homes, and as of December 31, 1996, had contracts for the sale of 41 homes, representing approximately $13.9 million in sales. The Company markets its homes to middle and upper income professionals and executives. The Company's marketing efforts emphasize the community atmosphere of its residential subdivisions and those characteristics it believes are distinctive to the Lundgren-built homes: desirable designs, quality construction, competitive prices and customer service, before, during and after the sale of a home.

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

* Painting, Staining and Drywall - provide cost-effective and superior painting, staining and drywall services.

LAND ACQUISITION

     The Company believes that its future success depends upon its continued ability to acquire superior home sites at competitive prices. The Company has developed procedures for, and employs management specialized in, site acquisition and development. Before the Company enters into any acquisition arrangement, it generally employs an independent marketing consultant to perform a market analysis of the geographic area to assess the future desirability of that area for single family homes, the current and future development competition, and the history of demand for housing in the area. The Company's objective is to locate areas where there will be great demand for homes in the future but with limited competition. The Company has concentrated its efforts on the western and southwestern suburbs of Minneapolis, in the communities of Eden Prairie, Chanhassen, Chaska, Minnetonka, Medina, Minnetrista, Plymouth, Shorewood and Maple Grove, Eagan, Watertown and Elco. The Company believes that these communities are and will be some of the most desirable areas for housing in the Twin Cities metropolitan area.

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

     Occasionally, the Company may sell a site to another entity and have it develop the site for the Company. The Company will enter into an option agreement with this entity to purchase the developed lots back. This approach allows the Company to limit the amount of debt associated with developing the site but provides the Company with less profit on the sale of the lot.

     The Company continuously searches for new sites to control which meet its development criteria. The Company also attempts, whenever possible, to upgrade the property it controls. If a better site becomes available, the Company will try to acquire control of the new site and to determine whether it should hold, sell or terminate its agreement for the less desirable parcel. The Company will also abandon attempts to zone and develop a parcel if significant development problems arise. Accordingly, the land controlled by the Company for future lot inventory is constantly changing. The Company has Land Acquisition Agreements and finished lot inventory sufficient to satisfy its land requirements for the next two to three years, and attempts to control land sufficient for its needs approximately two to five years in advance.

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

     During 1997, 79.9% of the homes delivered by Lundgren were built on lots developed by Lundgren, compared to 84.8% in 1996 and 77.2% in 1995. In the future, the Company's goal is to maintain this percentage in the range of 50% to 70%. Since inception, the Company has developed 113 residential subdivisions, ranging in size from 3 to 94 lots, in the Twin Cities MSA. In 1996, the Company commenced the development of 11 new residential subdivisions and, in 1997, commenced the development of five new subdivisions.

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

      Since inception, the Company has developed 2,717 lots, for which the sales of 2,412, or 88.8%, had been closed as of December 31, 1997. The remaining lots are subject to purchase agreements or are available for sale. The development of all but approximately 154 lots is complete. The subdivisions in which such 154 lots are located require minor finishing work, such as laying the final coat of blacktop on the subdivision streets.
The Company expects to complete such finishing work in 1998.

HOME BUILDING AND HOME SALES

      The Company closed on 204 home sales in 1997. The Company's homes are sold primarily through its own sales staff. The Company also sells its homes through local realtors. The Company recognizes a sale for accounting purposes on the closing date of the sale.

                              ---------------------


                                  HOME CLOSINGS

      Below is a summary of the Company's closings for the past five years.


                                              YEARS ENDED DECEMBER 31,
                                   --------------------------------------------
                                   1993      1994      1995      1996      1997
                                   ----      ----      ----      ----      ----
                          (Dollars in thousands, except numbers of homes closed)

 Homes Closed                       216       247       202       198       204
 Average Selling Price          $   265   $   297   $   311   $   339   $   321
 of Homes(1)
 Total Volume of Closed Homes   $57,136   $73,471   $62,796   $67,079   $65,549

---------------------

(1) The average selling price per home is affected by the mix of the type of lots developed, the product line of homes sold and mortgage interest rates. The Company estimates that the average selling price for the types of homes that it will be selling in the year ended December 31, 1998, will be lower compared to 1997.

                              ---------------------

      The Company markets its homes primarily to middle and upper income buyers in the Twin Cities MSA. The Company's promotional efforts include advertisements in newspapers and other printed media, internet, radio and television, illustrated brochures, billboards, on-site displays, realtor programs and furnished model homes. Based upon its experience in the home building business and the comments it receives from its customers, the Company believes that, in addition to the location and design of its subdivisions, it has the competitive advantages in the areas of (a) product design; (b) customer service; (c) quality and customization; (d) cost control; and (e) its design center.

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

      In order to provide home customers the price advantage of a standardized product line while still providing them with flexibility to customize their home before and after the final plan review, the Company has integrated its construction process with a schedule for the customer's required decision-making, contained in the book "Building a New Home with Lundgren Bros." The book coordinates the customer's required input (final plan review, change orders and selections) with the separate stages of construction. To ensure proper communication between the customer and the field superintendent, as well as to provide an inspection process to assure the customer that the construction will meet the Company's performance standards, four orientation meetings are scheduled for the customer before the closing: an on-site preconstruction meeting; a pre-drywall orientation; a preclosing orientation; and a new home orientation (walk-through). The book also alerts the customer to construction deadlines for needed customer selections. Additionally, the Company's construction coordinator helps the customer schedule and complete all the necessary paperwork, meetings, change orders and selections. Because the Company believes that its home buyers will increasingly demand more customizing opportunities, it has positioned itself to take advantage of such a trend.

      The Company has four standard product lines of homes that it offers its homebuyers, in addition to building totally customized homes. The standard product lines are the Heritage Homes, the Heartland Homes, the Lifestyle Homes and the Traditional Homes. The Heritage Homes range in size from approximately 1,350 to 2,400 square feet. These homes with the lot sell for approximately $130,000 to $190,000. The Heartland Homes range from 1,800 to 3,000 square feet and sell with the lot from approximately $220,000 to $300,000. The Lifestyle Homes series is a maintenance free attached or detached home. It is built in a community that has a homeowners association that controls the maintenance of the exteriors of the buildings and the common land. The Lifestyle Homes range from 1,800 to 2,200 square feet and sell with the lot from approximately $230,000 to $300,000. The Traditional Homes range in size from 1,800 to 4,000 square feet and sell with the lot from approximately $250,000 to $550,000. The purchasers of the Company's standard houses can select from various base floor plan and elevation combinations, as well as customize their homes with a selection of changes, features and upgrades. Some typical features of the Company's floor plans, depending on the subdivision, are:

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

      Custom homes designed and built by the Company have ranged from approximately $250,000 to $800,000 for house and lot, and have ranged from approximately 2,500 to 5,000 square feet.

(d)  COST CONTROL.

      In order for the Company to control construction costs without sacrificing quality, it must start with the efficient design of its homes. After completion of the schematic plan of a home from the Company's standard product line, the construction department, purchasing department and estimating department review the plan to ensure the home is designed to minimize the costs of labor and materials. The sales department also reviews the plan at the same time to ensure that amenities designed into the home will create value for the home buyer. The plan is then sent to an outside structural engineer who reviews the structural integrity of the plan and makes recommendations where necessary. Additionally, the plan is sent to a truss manufacturer, electrical consultant and a cabinet maker for additional input and recommendations. The Company then reviews these recommendations and, if appropriate, incorporates them into the final plans. Along with the design department, the construction and purchasing departments also review the final plan and officially approve it for use by the Company. The purchasing and construction department may seek the advice of suppliers and subcontractors with respect to better or more cost efficient ways to design and build the home so as to create more value for the home buyer. Thereafter, the plan is revised based on all of the above reviews and input into the Company's Auto Cad (computerized architectural design programs) system. The Auto Cad creates very detailed drawings of the home and allows the Company to make changes to the plan rapidly. Once the plan is completed, the purchasing and estimating departments seek to obtain competitive pricing from local subcontractors and suppliers. The Company has negotiated contracts with various vendors for set pricing on certain standard product line plans. The Company believes it is generally able to negotiate satisfactory pricing due to both the high volume of work it offers to its unaffiliated subcontractors and its ability to pay its bills promptly. The Company has also arranged and is continually attempting to establish direct purchase relationships with national vendors in order to provide certain items at a lower price. The Company believes its design center is appealing to these national vendors because it offers them a professional place to show their products, while also giving the Company an opportunity to negotiate special relationships with the national vendors.

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

(e)  DESIGN CENTER.

      All of the Company's home buyers can choose from the Company's various base floor plans and elevation combinations or design a custom plan for themselves. Home buyers can further customize their home by making a number of selections and upgrades from the Company's state-of-the-art Design Center. The Design Center is located in a separate building and allows the buyers to view a wide selection of items. The Design Center currently has seven complete kitchens, six bathrooms and a media center on one level. The lower level of the Design Center displays numerous items, including selections of roofing, siding, plumbing fixtures, cabinets, interior and exterior doors, carpeting, floor coverings, counter tops and window treatments. The Company's home buyers can visit this center as many times as they like. The Company employs interior decorators who work full time for the Company and staff the Design Center to assist customers. In addition, the Company's interior design staff will meet with home buyers on an appointment basis when it is convenient for the home buyer to make selections, or home buyers can visit the design center, which is open weekdays as well as during convenient evening and weekend hours. The Company is not aware of any other housing company in the Twin Cities that has a comparable facility. Normally, a home buyer purchasing a home from one of the Company's competitors will be forced to travel to many different locations scattered around the city to make their selections from different suppliers. This is not only time-consuming, but there is no way of controlling the quality of service the home buyer will receive at each of these different suppliers. The Company's home buyers will be able to make the vast majority of all their selections at the Company's Design Center where they will be assisted by the Company's trained staff.

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

      As of December 31, 1997, the Company had 39 houses built or under construction to be held as inventory which represents 35.7% of the Company's total house inventory. Total house inventory also includes homes under purchase agreements. A house is put in this category as soon as application is made for a building permit. Therefore, these 39 houses could be at any stage in the construction process. In the Company's experience, these houses often sell prior to completion. The Company rarely holds many houses in inventory after completion of construction.

      The 39 houses in inventory as of December 31, 1997, were located in 19 different subdivisions. Houses in inventory are generally marketed to transferee home buyers. Transferee home buyers have traditionally represented a significant portion of the Company's sales. A transferee home buyer typically is relocating for employment, needs a new house within 30 to 60 days, and cannot buy a new home which is not currently under construction because it would take too long to complete. The Company has actively marketed to this type of buyer for most of its history. The Company believes that these home buyers are primarily concerned about the reputation of the builder, location and quality of the subdivision, the competitive price of the home and the resale potential of the home. The number of homes held in inventory will vary seasonally and with changes in the local and national economy.

PAINTING , STAINING  AND DRYWALL SERVICES

      Brush Masters provides painting, staining and drywall services to the Company and to unaffiliated residential building contractors. Brush Masters offers value added services to its contractors and their customers. Such services include blueprint estimating, advising contractors on recent innovations in paint and stain products and their application, daily visits from a superintendent to construction sites, and providing professional stain and paint color selection service.

      Brush Masters currently services approximately 34 residential building contractors, including three of the largest builders in the Twin Cities MSA. Brush Masters also provides all of the Company's painting and staining services. The Company's transactions with Brush Masters are conducted on terms of price, quality and service that are comparable to terms available in arm's length transactions. The Company represented 35.8% of Brush Masters' sales in 1997.

      Brush Masters competes with numerous small painting, staining and drywall contractors, generally on the basis of quality and service.

COMPETITION

      The Company faces competition in its land acquisition, land development and home building activities. While the Company's objective is to purchase and develop land located in areas where there will be great demand for homes in the future with limited competition, it, nonetheless, competes with many national builders, including the Rottlund Companies, U.S. Homes (doing business as Orrin Thompson Homes), Pulte Homes, Centex Homes, Ryland Homes, Town & Country and D.R. Horton (doing business as Joe Miller Homes), as well as a number of large local builders, who also seek to acquire land in the same types of areas. In addition, the Company faces competition in its land development activities. The competition principally consists of the larger home builders, mentioned above, which develop land for their own account, as well as land developers who specialize in developing for small builders. The Company's home building activities are also subject to competition from national builders and large and small local builders. The building and sale of residential properties is highly competitive and fragmented, and it involves a number of interrelated factors, including location, product design, perceived value, price and reputation in the marketplace. With the entrance of the above-referenced national builders into the Twin Cities market, the home building competition in the Twin Cities has increased. Additionally, the Company competes with a large number of relatively small local builders who generally purchase finished lots from unaffiliated developers, build homes on these lots and then sell them to the public. These small builders, however, are generally restricted to making a profit only on the actual sale of the house, while the lot develper realizes the profit on the sale of the lot. The Company also faces competition with respect to the sale of the houses it builds with the resale of existing houses and rental homes.

EMPLOYEES

      At December 31, 1997, the Company employed 205 full-time employees, including executive and office personnel, construction superintendents, painters and general laborers. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

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

ITEM 2. PROPERTIES

      The Company's corporate offices are located at 935 East Wayzata Boulevard, Wayzata, Minnesota 55391 and consist of approximately 11,000 square feet. The Company leases these offices from a related partnership. The lease expires March 31, 2009, and calls for monthly rental and tax escrow payments of approximately $12,700, subject to annual adjustments. See "Certain Transactions." The Company also owns property in Wayzata, Minnesota which it utilizes as its Design Center. In addition, the Company leases the following properties in Minnesota:

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
             DURING FOURTH QUARTER OF FISCAL YEAR.

There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

The Company's common stock is held of record by five persons and is not actively traded. The Company paid no dividends on its common stock during the three-year period ended December 31, 1997. The terms of certain of the Company's debt agreements restrict the payment by the Company of dividends on its common stock.


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data of the Company as of and for the years ended December 31, 1993, 1994, 1995, 1996, and 1997 are derived from consolidated financial statements of the Company. The independent auditors' report on the consolidated financial statements as of December 31, 1996 and for the years ended December 31, 1995 and 1996 of Coopers & Lybrand L.L.P., and independent auditors' report on the consolidated financial statements as of December 31, 1997 and for the year ended

December 31, 1997 of Deloitte & Touche L.L.P. are included elsewhere in the Form 10-K. The consolidated statement of operations data, as they relate to each of the three years in the period ended December 31, 1997, and the selected consolidated balance sheet data, as of December 31, 1996 and 1997, should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, set forth elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows.


                                                               YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                  1993        1994        1995        1996        1997
                                                  ----        ----        ----        ----        ----
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF OPERATIONS DATA:
Revenues(2) .................................   $ 58,955    $ 75,814    $ 65,217    $ 69,798    $ 68,658
Cost of revenues ............................     50,233      64,004      55,591      59,052      60,839
                                                --------    --------    --------    --------    --------
Gross profit ................................      8,722      11,810       9,626      10,746       7,819
Operating expenses ..........................      5,994       7,858       7,429       7,238       6,528
                                                --------    --------    --------    --------    --------
Operating income ............................      2,728       3,952       2,197       3,508       1,291
Other income (expense), net .................       (727)       (706)     (1,608)     (1,643)     (2,427)
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes .......................      2,001       3,246         589       1,865      (1,136)
Income tax provision (benefit) for
  continuing operations .....................        817       1,308         253         709        (489)
                                                --------    --------    --------    --------    --------
Income (loss) from continuing operations ....      1,184       1,938         336       1,156        (647)
Cumulative effect on prior years of
  change in accounting method ...............       --          --           763        --          --
Income (loss) from discontinued operations(1)         62        (740)         86        (145)       --
                                                --------    --------    --------    --------    --------
Net income (loss) ...........................   $  1,246    $  1,198    $  1,185    $  1,011    $   (647)
                                                ========    ========    ========    ========    ========
Income (loss) per share (basic and diluted):
  Continuing operations .....................   $    111    $    182    $     32    $    109         (61)
  Cumulative effect of change in
    accounting method .......................       --          --            72        --          --
  Discontinued operations ...................          6         (69)          8         (14)       --
                                                --------    --------    --------    --------    --------
    Net income (loss) .......................   $    117    $    113    $    112    $     95    $    (61)
                                                ========    ========    ========    ========    ========


                                               AS OF DECEMBER 31,
                                ------------------------------------------------
SELECTED BALANCE SHEET DATA:    1993       1994       1995       1996       1997
                                ----       ----       ----       ----       ----
Inventories .............    $23,903    $30,246    $34,166    $37,828    $35,614
Total assets ............     35,825     42,619     47,763     51,695     52,784
Long-term debt ..........      7,219     10,664     10,766     15,739     16,337
Total liabilities .......     31,823     37,419     41,378     44,299     46,035
Stockholders' equity.....      4,002      5,200      6,385      7,396      6,749

-------------------------

(1) Discontinued operations reflect the discontinuation of the remodeling business in November 1996.

(2) Revenues from lot and home sales are recognized on the closing date of the property sale. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following analysis of the Company's consolidated financial condition and results of operations as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996, and 1997 should be read in conjunction with the Company's Consolidated Financial Statements, related Notes thereto, and other information presented elsewhere in this Form 10-K.

GENERAL

     The Company operates in the new homes business segments which includes land acquisition and development, home building and home sales, inventory management and painting, staining and drywall services. In 1995 and 1996 the Company also operated in the remodeling segment, which was discontinued in November 1996, and which consisted of home remodeling design and construction services.

     The Company's revenues are derived from its interrelated activities of land development and home building, providing painting, staining and drywall services. When a home sale is closed, the revenues are allocated both to the home (home construction revenues) and to the lot on which the home is constructed (lot revenues). In 1997, home construction and lot revenues were $65.5 million or 95% of total revenues. Revenues from painting, staining and drywall (excluding those to the Company's new home construction operations) were $3.1 million or 5% of total revenues. The 1997 percentages are consistent with the percentages for 1996. The Company sells finished lots to other builders when the Company has excess finished lot inventory and when a subdivision is nearly sold out. In 1997, sales of lots to other builders accounted for less than 1% of total revenues.

     The Company's gross profit on home construction revenues and lot revenues for 1997 was $7.3 million or 93% of the total gross profit. Of the $7.3 million gross profit, $5.3 million was derived from the sale of homes and $2.0 million from the sale of lots on which such homes were built. The gross profit margins experienced by the Company are historically higher on lot revenues than on home construction revenues when the lot and house are sold together. In 1997 the gross profit margin on home construction revenues was 10%, while the gross profit margin on lot revenues was 14%. The gross profit margin on homes varies significantly from development to development. The Company's painting, staining and drywall business had gross profit margins (excluding those derived from the Company's new home construction operations) of 17% in 1997.

     The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction of a home, except where the Company is building a house to be held in inventory or to be used as a model home. The Company does not recognize a sale for accounting purposes until construction is completed and the sale is actually closed. The time period from execution of a purchase agreement with a home buyer to the closing of the home sale generally ranges from three to six months. This time period varies due to many factors, including the purchaser's mortgage approval process, the status of the home's construction when the purchase agreement is executed and the removal of the contingencies, if any, contained in the purchase agreement. At December 31, 1997, the Company had signed purchase agreements for the sale of 70 homes, compared to 41 homes at December 31, 1996. The

Company considers these signed purchase agreements to constitute its backlog. The Company's business is significantly affected by local and national general economic conditions, in particular by mortgage interest rates and the availability of mortgage financing. The Company believes that trends in general economic conditions, mortgage interest rates and consumer confidence levels in the Twin Cities metropolitan area are currently more favorable than at the end of 1996. Any substantial increase in mortgage interest rates or decrease in consumer confidence levels could cause a decrease in future home sales. Such a decrease in sales would be offset in part by decreased development and construction costs and overhead.

RESULTS OF OPERATIONS

1997 Compared to 1996

      Revenues decreased $1.1 million or 1.6% in 1997 compared to 1996. The Company closed on sales of 204 homes in 1997, compared to 198 closings in 1996. The average selling price of homes closed decreased by 5.3% in 1997 from the average selling price of homes closed in 1996. The decrease in average selling price is due to a change in the mix of homes closed in 1997 compared to 1996, the sale of 14 model homes at lower than their appraised value under sale-leaseback agreements in May and December 1997 and the effect of a special promotion on pricing offered in late 1996 through the first quarter of 1997.

      Gross profit margin decreased to 11.4% in 1997, compared to 15.4% in 1996. The Company believes that this decrease in gross profit margin is primarily due to the sale and leaseback of 14 model homes at no profit, and to a lower average sales price as a result of the special promotion in late 1996 through the first quarter of 1997 on sales of the Company's completed house inventories. The decrease in gross profit margins was also due to changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area. The Company expects that the increased costs of land could continue to negatively impact the gross margins in the future, unless such increased costs can be passed on to homebuyers.

      Operating expenses (which include selling, general and administrative expenses) decreased by $710,000 in 1997 compared to 1996. As a percentage of revenues, these expenses decreased to 9.5% in 1997 compared to 10.4% in 1996. The decrease is mainly due to a $592,000 decrease in discretionary officer and management bonuses, a decrease in land option fees and abandoned projects, and a decrease in consulting fees in 1997. These decreases are partially offset by an increase in personnel costs through the hiring of additional personnel during 1997.

OTHER INCOME (EXPENSE), NET

      Interest expense increased by $639,000 in 1997 compared to 1996. The increase is mainly due to higher interest rates and increased borrowings on the Company's lines of credit to finance increased working capital needs.

        Other income (expense), net decreased $145,000 in 1997 from 1996. The decrease is mainly due to a gain in 1996 on the sale of an investment in a land development partnership of $123,000 which is partially offset by a increase in interest income.

INCOME (LOSS)  FROM CONTINUING OPERATIONS

     Loss from continuing operations in 1997 was $647,000 compared to income from continuing operations of $1.2 million in 1996. This decrease in 1997 is primarily due to a decrease in gross profit margins and increase in interest expense in 1997.


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

      Operating expenses (which include selling, general and administrative expenses) decreased by $191,000 in 1996 compared to 1995. As a percentage of revenues, these expenses decreased to 10.4% in 1996 compared to 11.4% in 1995. The decrease is mainly due to a $540,000 decrease in discretionary officer bonuses and a decrease in fees paid for mortgage commitments in 1996. These decreases are partially offset by an increase in advertising costs for special promotions in 1996, and increases in real estate taxes as a result of increased land and house inventories.

OTHER INCOME (EXPENSE), NET

      Interest expense increased by $86,000 to $1.8 million in 1997 from $1.7 million in 1996. Other income (expense), net increased $51,000 in 1996 from 1995. The increase is mainly due to a gain on the sale of an investment in a land development partnership of $123,000 which is partially offset by a decrease in interest income.

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


LIQUIDITY AND CAPITAL RESOURCES

1997 Compared to 1996

      Cash increased $726,000 to $2.0 million in 1997 from $1.3 million in 1996.

      Cash flows provided by operating activities were $2.1 million in 1997, an increase of approximately $3.1 million from the $1.0 million used in 1996. In 1997, cash was provided by a decrease in cash invested for land and model home inventories of $4.2 million and a $1.4 million increase in accounts payable. These cash provisions were partially offset by cash used for an increase in restricted cash of $875,000; a $486,000 decrease in estimated costs to complete sold homes; a $456,000 increase in prepaid expenses; a $647,000 loss from continuing operations and $1.0 million related to other changes in operating assets and liabilities.

      Cash flows used in investing activities were $756,000 in 1997, an increase of approximately $104,000 from $652,000 cash used in 1996. The increase was primarily due to an increase in expenditures for property and equipment and to the effect of proceeds from the sale of an investment in a land development partnership 1996.

      Cash flows used in financing activities were $594,000 in 1997, an increase of approximately $544,000 from the $50,000 used in financing activities in 1996. The increase was primarily due to increased net borrowings on the Company's bank lines of credit to finance increased working capital needs.

1996 Compared to 1995

      Cash decreased $1.7 million to $1.3 million in 1996 from $3.0 million in 1995.

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

     The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements evolve with each stage of the process from land acquisition, to development, to construction of a home, and to the sale of the home and lot. During 1997, the Company entered into arrangements involving the sale of raw land to other entities for which the Company has an option to subsequently purchase back as developed lots.

     The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $10.4 million, subject to a borrowing base. At December 31, 1997, the aggregate maximum credit available under the lines of credit was $9.7 million, of which $7.5 million was utilized and $2.2 million was available.

     The Company's outstanding indebtedness as of December 31, 1997, included $19.3 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit, borrowing arrangements, and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

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

The Company benefited from low mortgage interest rates from mid-year 1995 through early 1996, and then again in late 1997. As interest rates increase, construction and financing costs, as well as the cost of borrowed funds, also increase and can result in lower gross profits. In addition, as interest rates continue to rise, customers may be discouraged from purchasing a home, due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed year-round.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS TO BE ADOPTED IN THE FUTURE

     In December 1996, the Financial Accounting Standard's Board (FASB) issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 127 delayed the effective date of certain provision of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company will adopt the deferred provisions of SFAS No. 125 in the first quarter of 1998. The Adoption of this standard will not have a material effect on the results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components in a company's financial statements. The Company will adopt SFAS No. 130 in the first quarter of 1998. The adoption of this standard will not have an effect on the results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." SFAS No. 131 requires a company to utilize a "management approach" to reporting segment information. The Company will adopt SFAS No. 131 in the first quarter of 1998. The adoptions of this standard will not have an effect on the consolidated results of operations of the Company.


YEAR 2000 COMPLIANCE

The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact has not been and is not anticipated to be material to its financial position or results of operations in any given year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14 and Index to Consolidated Financial Statements beginning on page 43.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

Previously reported on Forms 8-K filed with the Securities and Exchange Commission on October 15, 1997 and November 21, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of Lundgren are as follows:

Name                Age  Title
----                ---  -----

Peter Pflaum         55  President and Director, Executive Committee Member

Terrance M. Forbord  47  President - Land Development Division, Executive
                         Committee Member

William O. Burgess   33  Vice President - Purchasing, Executive Committee Member

James L. Weaver      44  Vice President - Construction, Executive Committee
                         Member

Allan D. Lundgren    55  Vice President, Secretary/Treasurer
                         and Director, Executive Committee Member

Richard W. Denman    47  Vice President - Sales and Marketing, Executive
                         Committee Member

Peter T. Beucke      39  Director of Design, Executive Committee Member

Laurie A. Vercnocke  48  Controller, Executive Committee Member

Michael A. Pflaum    53  Vice President - Land Development

Marc S. Anderson     49  Vice President -  Land Development

Edmund M. Lundgren   59  Vice President and Director

Gerald T. Lundgren   58  Vice President

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

      RICHARD W. DENMAN has been Vice President - Sales and Marketing since February 1998 and previously from August 1987 through February 1992. In this position, he supervises all sales and marketing activities of the Company. Mr. Denman has been with the Company as a sales representative and has participated in the Company's product design since June 1982.

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

      MARC S. ANDERSON has been Vice President - Land Development of the Company since May 1997 and Director of Land Development from February 1994 to May 1997. In the position of Vice President - Land Development, he is responsible for land acquisition, governmental approvals and aids in project finance and land development construction activities. From 1982 to 1994, Mr. Anderson served as Real Estate Director at Opus Corporation in Minneapolis, MN.

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

ITEM 11.   EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE
      The following table sets forth the compensation paid by the Company to its five most highly compensated executive officers for the last three fiscal years.


                                          ANNUAL COMPENSATION
                              -----------------------------------------
     NAME AND                                          OTHER ANNUAL (1)    ALL OTHER (2)
PRINCIPAL POSITION     YEAR   SALARY ($)   BONUS ($)   COMPENSATION ($)   COMPENSATION ($)
------------------     ----   ----------   ---------   ----------------   ----------------
Peter Pflaum           1997     200,000            0        3,968             2,000
President              1996     200,000      112,500        2,174             1,875
                       1995     191,848      380,000            0             1,875

Richard W. Denman      1997     185,000            0        3,000                 0
Vice President-        1996     289,000            0        3,000             1,619
Sales and Marketing    1995     317,000            0        3,000             1,875

Terrance M. Forbord    1997     176,154            0        4,800             2,000
President - Land       1996     158,577       68,000        4,800             1,875
Development Division   1995     140,962      130,000        4,800             1,875

James L. Weaver        1997     110,000            0          718              1,699
Vice President -       1996      110,000      25,000          629                825
Construction           1995       96,926      40,000        6,000                  0

William O. Burgess     1997     110,000            0        9,018                  0
Vice President-        1996           0            0            0                  0
Purchasing             1995           0            0            0                  0
-------------------------------------------

(1) Consists of fringe benefits for annual car or house allowances, personal use of Company-owned vehicles or insurance premiums paid on behalf of the officer.

(2) Consists of a matching contribution by the Company to the Company's 401(k) plan.

      The Company traditionally pays bonuses to certain executive officers, as specified in the Summary Compensation Table above. The amount of bonus paid an officer is related to (a) the Company's performance and (b) that individual officer's performance, for the fiscal year just ending. Therefore, the amount of bonus paid to an individual officer, and the aggregate amount of bonuses paid, will vary from year to year. The terms of the 1993 Senior Subordinated Debentures of the Company restrict aggregate bonuses paid to executive officers who are also shareholders in a year to 50 percent of the Company's income before provision for income taxes and such bonuses for that year.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Lundgren's common stock as of December 31, 1997 by each person who is known by Lundgren to beneficially own more than 5% of Lundgren's common stock, by each of Lundgren's Directors, and by all Directors and executive officers as a group.


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

(2) The percentage calculation is based upon 594 shares of voting common stock and 10,031 shares of non-voting common stock outstanding on December 31, 1997.

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

         On March 1, 1998, the Company, Patrick Wells and Peter Pflaum entered into an agreement (the "Wells Option") whereby Mr. Wells has granted first to Peter Pflaum and then to the Company the right and option to purchase his 1,845 shares of non-voting stock over a 7-year term expiring September 1, 2005. The Wells Option creates the right, but not the obligation, first in Peter Pflaum, and then in the Company, to purchase the shares. In order to keep the option alive, the optionees must make certain minimum purchases per year. In 1998, option payments will total just under $200,000. The initial purchase price for the shares under the Wells Option is $696.30 per share, which is the book value per share calculated as of December 31, 1996. The purchase price increases 6% per year. The Wells Option also terminates a number of other provisions relating to Patrick Wells' employment. He ceased employment as an officer and director of the Company on January 2, 1997.

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

      The shareholders of the Company have loaned money to the Company from time to time. The Company has used the proceeds of such loans for working capital. Such loans bear interest equal to the highest rate the Company is then paying under its credit facilities with banks, institutional and specialized industry lenders. The loans are generally repaid by the Company before the end of the following fiscal year. In 1997, the shareholders did not loan money to the Company. In 1996, the shareholders loaned an aggregate of $107,000. The shareholders are not obligated to make any such loans to the Company in the future. The Company currently has sufficient capacity under its Credit Agreements to fund its operations without utilizing these loans.

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

      In May 1997, the Company sold approximately $1 million of undeveloped land and related research costs to Marsh Pointe, L.L.C. ("Marsh Pointe") ,which is owned by the shareholders of the Company, in exchange for a $768,000 note receivable and Marsh Pointe assumed two land mortgages totaling $182,000. The note receivable is due on demand and matures on December 31, 1999 with interest payable at 1% above prime rate. The outstanding balance as of December 31, 1997 was $689,000. Marsh Pointe will develop the land and the Company has an option agreements with Marsh Pointe that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

      In September 1997, the Company sold approximately $377,000 of research costs for a parcel of undeveloped land to Plum Tree 3rd, L.L.C. ("Plum Tree"), which is owned by the Shareholders of the Company, in exchange for a $377,000 note receivable. The note receivable is due on demand and matures on December 31, 1999 with interest payable at 1% above prime rate. The outstanding balance as of December 31, 1997 was $377,000. Plum Tree will develop the land and the Company has an option agreements with Plum Tree that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   The following documents are filed as part of this report:

      1.    Consolidated financial statements of the Company.

                  Report of Independent Accountants as of and for the year ended December 31, 1997

                  Report of Independent Accountants as of and for the years ended December 31, 1995 and 1996.

                  Consolidated Balance Sheets, December 31, 1996 and 1997

                  Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

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

         (6)10.53 Guaranty, dated March 12, 1996, by Allan Lundgren for the benefit of First Bank National Association.

         (6)10.54 Guaranty, dated March 12, 1996, by Peter Pflaum for the benefit of First Bank National Association.

         (6)10.55 Guaranty, dated March 12, 1996, by Patrick C. Wells for the benefit of First Bank National Association.

         (6)10.56 Guaranty, dated March 12, 1996, by Gerald Lundgren for the benefit of First Bank National Association.

         (8)10.57 Fifth Amended and Restated Revolving Note (Demand), dated February 24, 1997, of the Company payable to Norwest Bank Minnesota, National Association.

         (8)10.58 Consent and Reaffirmation of Guaranty, dated February 24, 1997, by Peter Pflaum, Patrick C. Wells, Edmund M. Lundgren, Allan D. Lundgren and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

         (8)10.59 Second Amendment, Extension and Reaffirmation Agreement, dated February 24, 1997, by and among Lundgren, Patrick C. Wells, Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren, Gerald T. Lundgren and Norwest Bank Minnesota, National Association.

         (8)10.60 Ninth Amendment to Combination Mortgage, Security Agreement and Fixture Financing Statement, dated November 25, 1996, by Lundgren Bros. Construction, Inc. and Builders Development & Finance, Inc.

         (9)10.61 Revolving Construction and Development Loan Agreement, dated April 18, 1997, by and between Lundgren Bros. Construction, Inc. and First Bank National Association.

         (9)10.62 Revolving Credit Note, dated April 18, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association

         (9)10.63 Mortgage and Security Agreement and Fixture Financing Statement, dated

                  April 18, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association.

         (9)10.64 Guaranty, dated April 18, 1997, by and among Edmund M. Lundgren, Allan D. Lundgren, Peter Pflaum, Patrick C. Wells and Gerald T. Lundgren to First Bank National Association.

         (9)10.65 Indemnity Agreement, dated April 18, 1997, by and among Lundgren Bros. Construction, Inc., Edmund M. Lundgren, Allan
                  D. Lundgren, Peter Pflaum, Patrick C. Wells, and Gerald T. Lundgren, and First Bank National Association.

         (9)10.66 Amendment and Restatement of Promissory Note, including Consent, dated March 21, 1997, by Lundgren Bros. Construction, Inc. in favor of First Bank National Association.

         10.67 Acquisition and Closing Agreement, dated as of May 16, 1997, by and between the Company and Marsh Pointe L.L.C. Incorporated by reference to the Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.68 Form of Option Agreement between the company and Marsh Pointe L.L.C. Incorporated by reference to the Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.69 Building Loan Agreement, dated as of June 26, 1997, by and between the Company and CWM Mortgage Holdings, Inc., d/b/a Construction Lending Corporation of America. Incorporated by reference to the Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.70 Master Sale and Rental Agreement, dated as of May 27, 1997, by and between the Company and National Model Homes, Inc. Incorporated by reference to the Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.71 Acquisition and Closing Agreement, dated as of June 10, 1997, by and between the Company and BF Holding Company. Incorporated by reference to the Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.72 Form of Option Agreement between the Company and BF Holding Company. Incorporated by reference to the Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

         10.73 Loan Agreement, dated as of November 13, 1997, by and between the Company and Norwest Bank Minnesota, National Association.

         10.74 Revolving Real Estate Note, dated November 13, 1997 by the Company in favor of Norwest Bank Minnesota, National Association.

         10.75 Master Sale and Rental Agreement, dated as of December 31, 1997, by and between the Company and National Model Homes, Inc.

         10.76 Agreement, dated March 1, 1998, by and between the Company, Patrick Wells and Peter Pflaum.

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

(9) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


(b)   Reports on Form 8-K.

      The Company filed two reports on Form 8-K: the first, filed on October 15, 1997 announced that the Company has dismissed Coopers & Lybrand L.L.P. as its accountant, and the second, filed on November 21, 1997 announced that the Company has engaged Deloitte & Touche L.L.P. as its independent auditors to audit its financial statements for the year ended December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LUNDGREN BROS. CONSTRUCTION, INC.


                                    By:      /s/ Peter Pflaum
                                            Peter Pflaum

                                            Its President

                                    Date:    March 27, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                 Date
---------                                   -----                 ----


/s/ Peter Pflaum               President and Director         March 27, 1998
----------------               (Principal Executive Officer)
Peter Pflaum                   (Principal Financial Officer)



/s/ Edmund M. Lundgren         Vice President and Director    March 27, 1998
----------------------
Edmund M. Lundgren


/s/ Allan D. Lundgren          Vice President, Secretary/     March 27, 1998
---------------------          Treasurer and Director
Allan D. Lundgren

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

                        LUNDGREN BROS. CONSTRUCTION, INC.
                                    FORM 10-K

                                INDEX TO EXHIBITS


         The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit                                                                     Page
-------                                                                     ----

10.73 Loan Agreement, dated as of November 13, 1997, by and between the Company and Norwest Bank Minnesota, National Association.

10.74 Revolving Real Estate Note, dated November 13, 1997 by the Company in favor of Norwest Bank Minnesota, National
           Association.

10.75 Master Sale and Rental Agreement, dated as of December 31, 1997, by and between the Company and National Model Homes, Inc.

10.76 Agreement, dated March 1, 1998, by and between the Company, Patrick Wells and Peter Pflaum.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT AS OF DECEMBER 31, 1997
   AND FOR THE YEAR ENDED DECEMBER 31, 1997                                 44

INDEPENDENT AUDITORS' REPORT AS OF DECEMBER 31, 1996
   AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996                       45

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets for the Years Ended December 31,
     1996 and 1997                                                          46
   Consolidated Statements of Operations and Retained Earnings
     for Years Ended December 31, 1995, 1996, and 1997                      47
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996, and 1997                                      48
   Notes to Consolidated Financial Statements                              49-59

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lundgren Bros. Construction, Inc.


We have audited the accompanying consolidated balance sheet of Lundgren Bros. Construction, Inc. and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lundgren Bros. Construction, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

Minneapolis, Minnesota
March 18, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lundgren Bros. Construction, Inc.


We have audited the accompanying consolidated balance sheet of Lundgren Bros. Construction, Inc. and Subsidiaries (the Company) as of December 31, 1996, and the related consolidated statements of operations and retained earnings and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Lundgren Bros. Construction, Inc. and Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.


As discussed in Note 13 to the consolidated financial statements, the company changed its method of accounting for capitalized land acquisition and development costs effective January 1, 1995.

Coopers & Lybrand L.L.P.

Minneapolis, Minnesota
March 7, 1997

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------
                                                                          1996       1997
ASSETS

   Cash and cash equivalents                                            $ 1,253    $ 1,979
   Restricted cash                                                        1,072      1,947
   Receivables, net                                                       1,276      1,410
   Notes receivable - affiliates                                           --        1,066
   Deposits and prepaid expenses                                          3,663      3,042
   Inventories                                                           37,828     35,614
   Income taxes receivable                                                   32        334
   Land option and earnest money deposits                                   795      1,138
   Property and equipment, net                                            1,564      1,517
   Deferred income taxes                                                    130        206
   Other assets                                                           4,082      4,531
                                                                        -------    -------
                                                                        $51,695    $52,784
                                                                        =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Obligations under bank lines of credit                               $ 2,987    $ 7,457
   Debt obligations                                                      30,673     27,730
   Obligations under capital leases                                         499        447
   Accounts payable                                                       5,996      7,185
   Cost to complete sold homes                                              995        469
   Customer deposits                                                      1,249      1,060
   Accrued expenses                                                       1,900      1,687
                                                                        -------    -------
                                                                         44,299     46,035

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par value; authorized, 12,000 shares; issued and outstanding, 594 voting shares and 10,031 nonvoting shares
     (all stock is redeemable)                                               99         99
   Retained earnings                                                      7,297      6,650
                                                                        -------    -------
                                                                          7,396      6,749
                                                                        -------    -------
                                                                        $51,695    $52,784
                                                                        =======    =======

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------
                                                               1995        1996         1997
REVENUES                                                    $ 65,217     $ 69,798     $ 68,658

COST OF REVENUES                                              55,591       59,052       60,839
                                                            --------     --------     --------
         Gross profit                                          9,626       10,746        7,819

OPERATING EXPENSES:
   Selling                                                     2,442        2,728        2,712
   General and administrative                                  4,987        4,510        3,816
                                                            --------     --------     --------

                                                               2,197        3,508        1,291

OTHER INCOME (EXPENSES):
   Interest                                                   (1,725)      (1,811)      (2,450)
   Other, net                                                    117          168           23
                                                            --------     --------     --------
         Income (loss) from continuing operations before
           income taxes                                          589        1,865       (1,136)

INCOME TAXES PROVISION (BENEFIT)                                 253          709         (489)
                                                            --------     --------     --------
         Income (loss) from continuing operations                336        1,156         (647)
                                                            --------     --------     --------

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
   IN ACCOUNTING METHOD, NET OF INCOME TAXES                     763         --           --

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
   Income (loss) from operations                                  86         (104)        --
   Estimated loss on disposal                                   --            (41)        --
                                                            --------     --------     --------
         Income (loss) from discontinued operations               86         (145)        --
                                                            --------     --------     --------

NET INCOME (LOSS)                                              1,185        1,011         (647)

RETAINED EARNINGS, BEGINNING OF PERIOD                         5,101        6,286        7,297
                                                            --------     --------     --------

RETAINED EARNINGS, END OF PERIOD                            $  6,286     $  7,297     $  6,650
                                                            ========     ========     ========

INCOME (LOSS) PER SHARE - basic and diluted:
   Continuing operations                                    $     32     $    109     $    (61)
   Cumulative effect of change in accounting method               72         --           --
   Discontinued operations                                         8          (14)        --
                                                            --------     --------     --------

   Net income (loss)                                        $    112     $     95     $    (61)
                                                            ========     ========     ========

SHARES USED IN COMPUTING INCOME (LOSS)
   PER SHARE - basic and diluted                              10,625       10,625       10,625
                                                            ========     ========     ========

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
                                                                              1995        1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  1,185     $  1,011     $   (647)
   Cumulative effect of change in accounting method                            (763)        --           --
   (Income) loss from discontinued operations                                   (86)         145         --
                                                                           --------     --------     --------
         Income (loss) from continuing operations                               336        1,156         (647)
   Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by continuing operating activities:
     Depreciation and amortization                                              396          386          331
     Amortization of debt issuance costs                                         51           68          120
     Deferred income taxes                                                      253          (55)        (140)
     Gain on disposal of property and equipment                                 (35)          (3)        --
     Gain on sale of investment                                                --           (123)        --
     Changes in operating assets and liabilities                             (4,542)      (2,084)       2,527
                                                                           --------     --------     --------
         Net cash (used in) provided by continuing
           operating activities                                              (3,541)        (655)       2,191

   Net cash provided by (used in) discontinued operations                       553         (374)        (115)
                                                                           --------     --------     --------
         Net cash (used in) provided by operating activities                 (2,988)      (1,029)       2,076

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                     (257)        (343)        (365)
   Proceeds on disposal of property and equipment                                95            4           57
   Proceeds from sale of investment                                            --            159         --
   Increase in cash surrender value of life insurance                          (368)        (486)        (440)
   Other                                                                        (44)          14           (8)
                                                                           --------     --------     --------
         Net cash used in investing activities                                 (574)        (652)        (756)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank lines of credit                                        24,528       34,616       32,705
   Payment of principal on bank lines of credit                             (21,644)     (35,279)     (28,235)
   Proceeds from debt obligations                                            40,494       45,914       40,687
   Payment of principal on debt obligations                                 (40,133)     (44,786)     (45,669)
   Payment of principal on capital lease obligations                            (17)          (6)         (52)
   Payment of debt issuance costs                                              --           (509)         (30)
                                                                           --------     --------     --------
         Net cash provided by (used in) financing activities                  3,228          (50)        (594)
                                                                           --------     --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (334)      (1,731)         726

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,318        2,984        1,253
                                                                           --------     --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  2,984     $  1,253     $  1,979
                                                                           ========     ========     ========

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS DESCRIPTION - Lundgren Bros. Construction, Inc. and Subsidiaries (the Company) are in the business of land acquisition and development and single family home construction in the Minneapolis and Saint Paul, Minnesota metropolitan area.

        BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the land development and single family home construction industry.

        PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Lundgren Bros. Construction, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

        CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        RESTRICTED CASH - Restricted cash includes customer deposits maintained in a restricted trust account and certain debt proceeds obtained for specific development purposes. Customer deposits are held in a restricted trust account until all purchase agreement contingencies are cleared, at which time the customer deposit is transferred to the Company's unrestricted cash account. The debt proceeds are maintained in a restricted cash account and disbursed as certain development costs are incurred and project approvals are obtained.

        CONCENTRATION OF ASSETS AND CREDIT RISK - The Company holds substantially all of its cash, cash equivalents, and restricted cash in two financial institutions with approximately 88% and 99% of these funds being held in the Company's principal banking institution at December 31, 1996 and 1997, respectively. At times, these balances may be in excess of the FDIC insurance limit. In addition, substantially all of the cash surrender value of life insurance policies is with one insurance company.

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

        INVENTORIES - Inventories consist principally of homes under construction, lots held for sale and land, including land acquisition and improvement costs, and are valued at lower of cost or market, with cost determined on a specific identification basis.

        DEBT ISSUANCE COSTS - Debt issuance costs associated with obtaining subordinated debenture financing are deferred and amortized to interest expense over the terms of the related debt using the straight-line method, which approximates the effective interest rate method.

        FORWARD COMMITMENT COSTS - Costs incurred in obtaining customer financing to facilitate more favorable interest rates for home buyers have been capitalized and are being amortized on the straight-line method, which approximates the effective interest rate method, over the shorter of the term of the forward commitment or the commitment of the available mortgage funds.

        Upon the sale of the related forward commitments, the unamortized cost is removed from the accounts and any gain or loss thereon is included in other income (expense) in the year of the sale.

        PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided by charges to operations over the estimated useful lives of the assets of three to ten years for equipment and fifteen to thirty years for leasehold improvements, using straight-line and accelerated methods.

        The cost and related accumulated depreciation or amortization on asset disposals are removed from the accounts and any gain or loss thereon is included in operations in the year of disposal. Maintenance and repairs are charged to expense as incurred.

        REVENUES AND RELATED COSTS - Revenues and related costs of lot and home sales are recognized on the closing date of the property sale. Costs to complete sold homes, including costs of estimated warranty work, are accrued and included in the cost of revenues at the same time. Historically, warranty costs have not been significant. Customer deposits received on home sales are reflected as liabilities until the closing or completion of the project.

        CAPITALIZED ACQUISITION, DEVELOPMENT AND CONSTRUCTION COSTS - Option, land acquisition and development costs, which include direct land acquisition and development employee payroll, are capitalized as land project costs. Interest and real estate taxes are also capitalized as inventory during the development period for land under development and during the construction period of homes under construction. These capitalized costs are included as cost of revenues when the lots and homes are sold.

        INCOME TAXES - Deferred income tax assets and liabilities are recognized for the expected future tax consequences of differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates in effect for the years in which differences are expected to reverse. Income tax expense/benefit is the tax payable/receivable for the year and the change during the year in deferred tax assets and liabilities.

        PER SHARE AMOUNTS - Per share amounts are computed by dividing net income or loss by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the 1995, 1996, and 1997 are 10,625 shares. During the fourth quarter of 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS). The adoption of this statement did not effect the Company's reported EPS for all periods presented.

        USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management estimates relate to the determination of the cost to complete sold homes, land development projects, and accrued unbilled construction costs.

        RECLASSIFICATIONS - Certain reclassifications were made to the December 31, 1996 consolidated financial statements in order to conform to the presentation of the December 31, 1997 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

2.      SELECTED FINANCIAL DATA

                                                             December 31
                                                         ------------------
                                                          1996        1997

Receivables:
  Trade                                                  $   961    $ 1,014
  Escrows                                                    202        336
  Contracts and notes                                         18          6
  Employees and officers                                      11         37
  Other                                                      139         72
                                                         -------    -------
                                                           1,331      1,465
  Less allowance for doubtful accounts                        55         55
                                                         -------    -------
                                                         $ 1,276    $ 1,410
                                                         =======    =======

Approximate amount of receivables due within one year    $ 1,313    $ 1,410
                                                         =======    =======

Inventories:
  Homes under construction                               $11,939    $13,808
  Model homes                                              3,783        492
  Developed lots                                          15,069     12,338
  Land under development                                     337       --
  Land held for future development                         6,700      8,976
                                                         -------    -------
                                                         $37,828    $35,614
                                                         =======    =======

                                                                  December 31
                                                                ---------------
                                                                 1996     1997

Property and equipment:
  Land                                                          $  193   $  193
  Building and leasehold improvements                            1,437    1,427
  Furniture and fixtures                                           915    1,080
  Equipment                                                        807      687
                                                                ------   ------
                                                                 3,352    3,387
  Less accumulated depreciation and amortization                 1,788    1,870
                                                                ------   ------
                                                                $1,564   $1,517
                                                                ======   ======

Other assets:
  Cash surrender value of life insurance                        $3,105   $3,545
  Debt issuance costs, net of accumulated amortization of
    $200 and $320 at December 31, 1996 and 1997, respectively      848      758
  Other                                                            129      228
                                                                ------   ------
                                                                $4,082   $4,531
                                                                ======   ======

Accrued expenses:
  Payroll, bonuses, and payroll taxes                           $  958   $  609
  Other                                                            942    1,078
                                                                ------   ------
                                                                $1,900   $1,687
                                                                ======   ======


                                                           December 31
                                                  -----------------------------
                                                    1995       1996       1997

Interest expense:
  Interest                                        $ 3,179    $ 3,578    $ 4,104
  Less capitalized interest                        (1,505)    (1,835)    (1,774)
  Amortization of debt issuance costs                  51         68        120
                                                  -------    -------    -------
                                                  $ 1,725    $ 1,811    $ 2,450
                                                  =======    =======    =======

Other income:
  Gain on sale of investment                      $  --      $   123    $  --
  Other, net                                          117         45         23
                                                  -------    -------    -------
                                                  $   117    $   168    $    23
                                                  =======    =======    =======

                                                        December 31
                                               -----------------------------
                                                 1995       1996       1997

Changes in operating assets and liabilities:
  Restricted cash                              $  (679)   $  (256)   $  (875)
  Receivables                                      (69)      (229)      (144)
  Deposits and prepaid expenses                    290       (871)      (456)
  Inventories                                   (2,183)       420      4,203
  Land option and earnest money deposits          (198)       126       (343)
  Other assets                                    --          (11)       (91)
  Accounts payable                              (1,741)    (1,294)     1,359
  Cost to complete sold homes                      676       (256)      (486)
  Customer deposits                                444       (157)      (189)
  Accrued expenses                                 (27)       431       (213)
  Income taxes                                  (1,055)        13       (238)
                                               -------    -------    -------
                                               $(4,542)   $(2,084)   $ 2,527
                                               =======    =======    =======

Cash paid (received) for:
  Interest, net of amount capitalized          $ 1,619    $ 1,408    $ 2,224
  Income taxes                                 $   790    $   816    $  (112)


        The Company acquired land for development under promissory notes with the sellers aggregating $1,538, $4,318, and $2,242 for the years ended December 31, 1995, 1996, and 1997, respectively.

3.      DISCONTINUED OPERATIONS

        Effective November 30, 1996, the Company adopted a plan to discontinue operations of its remodeling division. Accordingly, the 1995 and 1996 statements of operations report separately the operating results of the division.

        Net assets of the discontinued operation at December 31, 1996, consisted of current assets of approximately $96 and property and equipment of approximately $29 after deducting an allowance for the estimated loss on disposal, and liabilities of $218, including estimated operating losses through the anticipated disposal date.

        In 1996, the Company recognized a loss on disposal of $41, net of income taxes of $25, consisting of an estimated loss on disposal of business assets of $1 and a provision of $40 for anticipated operating losses until disposal. The disposal of the discontinued operation was completed in early 1997 without incurring additional losses.

        The following is a summary of operating results of the discontinued operation for the years ended December 31:

                                                 December 31
                                             -----------------
                                               1995      1996

Sales                                        $ 4,443   $ 3,772
Income (loss) before income taxes                151      (169)
Income (loss) from discontinued operations        86      (104)

4.      RELATED PARTY TRANSACTIONS

        In May and September 1997, the Company sold $1,330 of undeveloped land and capitalized land development costs to two Limited Liability Corporations (LLC) related through common ownership, in exchange for $1,145 notes receivable and one LLC assumed two land mortgages totaling $182. The notes receivable are due on demand and mature in December 31, 1999 with interest payable at 1% above the prime rate. The outstanding balance as of December 31, 1997 was $1,066. The LLC's will develop the land and the Company has option agreements with the LLC's that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

5.      EQUITY INVESTMENTS

        At December 31, 1996 and 1997, the Company had a minority ownership interest in a land investment partnership and a partnership which owns the office building the Company leases (Note 7). During 1996, the Company sold its minority interest in another land investment partnership and recognized a gain of $123. These investments are recorded on the equity method of accounting. The Company's aggregate investment in these partnerships was approximately $128 and $136 at December 31, 1996 and 1997, respectively. The Company's share of the partnerships' operating results was approximately $21, $11, and $13 for the years ended December 31, 1995, 1996, and 1997, respectively.

6.      LINES OF CREDIT AND DEBT OBLIGATIONS

        The Company has a working capital line of credit of $4,250 expiring May 31, 1998, with interest at 0.5% over the prime rate on borrowings up to the aggregate net cash surrender value of life insurance policies pledged and 1.25% over the prime rate on additional borrowings. At December 31, 1997, borrowings under the line of credit are limited to $4,045, which is the sum of the current amount of cash surrender value of assigned life insurance plus $500. The line is due on demand, term life insurance on the major stockholder and the cash surrender value of other life insurance are pledged as collateral, and the line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $1,907 and $3,083 at December 31, 1996 and 1997, respectively. The agreement prohibits the payment of dividends and requires at least 90% of the Company's cash and cash equivalents to be held in accounts of the lending financial institution.

        The Company also has a working capital line of credit, based on a borrowing base formula of finished lots held in inventory not to exceed $4,500, expiring April 1, 1998, with interest at 3% over the prime rate, due on demand. At December 31, 1997, borrowings under the line of credit are limited to $4,191 based on the borrowing base formula. Lots held in inventory are pledged as collateral and this line also is personally guaranteed by the stockholders. The line of credit is subordinated to other debt on the lots held in inventory. The Company had an outstanding balance on the line of credit of $300 and $3,344 at December 31, 1996 and 1997, respectively.

        The Company also has obtained a working capital line of credit of $1,500, due on demand, expiring March 21, 1998, with interest at 1% over the prime rate. At December 31, 1997, borrowings under the line of credit are limited to $1,352, which is the sum of the aggregate fair market value of cash equivalents deposited at the financial institution plus $300. The cash equivalents deposited at this financial institution are pledged as collateral and this line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $780 and $930 at December 31, 1996 and 1997, respectively.

        A subsidiary of the Company has a working capital line of credit of $125 expiring April 15, 1998, with interest at 4.5% over the three-month U.S. treasury bill interest rate (5.5% at December 31, 1996 and 1997), due on demand. There were no outstanding borrowings on the line of credit at December 31, 1996. The Company had an outstanding balance on the line of credit of $100 at December 31, 1997.

        The prime rate was 8.25% and 8.5% at December 31, 1996 and 1997, respectively.

        Other debt obligations at December 31, 1996 and 1997 are as follows:


                                                                         December 31
                                                                      ----------------
                                                                      1996      1997
Construction loans on single family homes, with interest at 1%
  to 3% above the prime rate                                         $10,692   $ 9,253
Development loans, with interest at 2% to 5% above the prime rate,
  but not to be less than 8% or more than 18%                          6,243     6,128
Promissory notes, with interest at 6% to 10.5%                         5,231     4,658
1996 subordinated debenture series, with interest at 11%               3,000     3,000
1993 subordinated debenture series, with interest at 10%               2,951     2,945
Street, sewer, and water assessments on land under development
  and lots held for sale, with interest at 7% to 11%                   1,471     1,047
Installment loans, with interest from 5.9% to 11%                        978       622
Other                                                                    107        77
                                                                     -------   -------
                                                                     $30,673   $27,730
                                                                     =======   =======

        The construction loans, development loans, and promissory notes are collateralized by substantially all of the Company's inventories, in addition to the personal guarantees of all stockholders on the development loans. The installment loans are collateralized by transportation and computer equipment.

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

        The 1993 subordinated debenture series is due in 2003 and includes terms for early redemption by the Company. The indenture is subordinated to all of the Company' senior indebtedness, as defined in the agreement. Under terms of the indenture, the Company is prohibited from declaring or paying any dividend on its stock or making any other distribution on any equity securities of the Company. In addition, the indenture includes certain restrictions on business mergers, sale or acquisition of assets and compensation of executive officers.

        The weighted average interest rate on short-term borrowings was 10.48% and 10.02% at December 31, 1996 and 1997, respectively.

        The approximate principal payments on obligations, based on the scheduled maturity dates at December 31, 1997, are set forth by year below.

        1998                                                   $  11,840
        1999                                                       5,023
        2000                                                       3,071
        2001                                                         558
        2002                                                         399
        Thereafter                                                 6,839
                                                               ---------
                                                               $  27,730
                                                               =========

        The fair value of the debt obligations approximate their carrying value at December 31, 1997.

7.      LEASING ARRANGEMENTS

        The Company is obligated for the rental of its primary office building from an affiliated partnership (Note 5), other office and warehouse buildings and certain equipment and software under noncancelable capital and operating leases which expire at various dates to 2009. The rent on the primary office building is escalated based on changes in the local consumer price index.

        CAPITAL LEASES - Minimum future lease obligations under capital leases for the office building and equipment as of December 31, 1997, are as follows:


        Year ending December 31:
          1998                                                                  $     117
          1999                                                                        117
          2000                                                                        117
          2001                                                                        117
          2002                                                                        117
          2003 to 2009                                                                799
                                                                                ---------
        Total minimum lease payments                                                1,384
        Less amount representing interest and consumer price index adjustment         937
                                                                                ---------
        Present value of minimum lease payments                                 $     447
                                                                                =========

        Capital lease and real estate tax payments to the affiliated partnership were $135, $141, $150 for the years ended December 31, 1995, 1996, and 1997, respectively.

        The cost and accumulated amortization of a building and equipment under capital leases were $607 and $349 at December 31, 1996, and $607 and $369 at December 31, 1997, respectively.

        OPERATING LEASES - The Company leases model homes, agreements under which the Company's committed to rentals of $307 and $83 in 1998 and 1999, respectively. The Company has an option to repurchase these homes at the end of these rental periods. The Company also leases vehicles, for which rentals are committed of $76 and $42 for 1998 and 1999, respectively. In addition, the Company leases an office and warehouse building with annual base rentals of approximately $36 through April 1998. Certain equipment and software are leased under operating leases with terms of one year or less. Rental expense was approximately $251, $217, and $397 for the years ended December 31, 1995, 1996, and 1997, respectively.

8.      LAND OPTION AND EARNEST MONEY DEPOSITS

        The Company has entered into option and purchase agreements to acquire lots in residential housing development and land for future development. Payments and deposits made under these agreements are as follows:

                                                             December 31
                                                       ----------------------
                                                         1996         1997

        Option payments                                $    665     $   1,138
        Earnest money deposits                              130            --
                                                       --------     ---------
                                                       $    795     $   1,138
                                                       ========     =========

        On exercise of the option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement.

        Earnest money deposits are to be credited against future purchases. The Company had contingent land purchase commitments totaling approximately $1,486 at December 31, 1996, related to the earnest money deposits.

9.      BENEFIT PLANS

        DISCRETIONARY BONUS PLAN - The Company has discretionary bonus programs for certain officers and key management employees. The executive committee of the Board annually determines the amounts of the bonuses to be paid. Bonuses paid under these programs were $800 and $260 for the years ended December 31, 1995 and 1996, respectively. There were no bonuses paid in 1997.

        RETIREMENT PLAN - The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the Plan by the employees and Company matching contributions are made at the discretion of the Board of Directors. Company matching contributions of approximately $62, $54, and $45 were made for the years ended December 31, 1995, 1996, and 1997, respectively.

        In addition, the Plan allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. No profit-sharing contributions were made for the years ended December 31, 1995, 1996, or 1997.

10.     INCOME TAXES

        The components of the provision for income taxes for the years ended December 31, 1995, 1996, and 1997 are as follows:

                                                             December 31
                                                        -----------------------
                                                        1995      1996     1997

Currently payable (receivable):
  Federal                                               $--      $ 579    $(355)
  State                                                  --        185        6
Deferred                                                  253      (55)    (140)
                                                        -----    -----    -----
    Income tax provision for continuing operations        253      709     (489)

Income tax provision for:
  Change in accounting method                             527     --       --
  Discontinued operations                                  65      (90)    --
                                                        -----    -----    -----
                                                        $ 845    $ 619    $(489)
                                                        =====    =====    =====

Net deferred income tax assets include the following:

Depreciation                                            $ 106    $  95    $  97
Accrued bonus pay                                        --         38     --
Discontinued operations                                  --         25     --
Interest expensed on land mortgages                      (204)    (259)    (291)
Estimated costs to complete lots sold                      54       90      108
Accrued vacation pay                                       26       44       48
Inventory capitalization                                   19       53       86
Allowance for doubtful accounts receivable                 22       21       22
Accrued warranty                                           25       19       19
State net operating loss carryforward (expiring 2012)    --       --        115
Other                                                       2        4        2
                                                        -----    -----    -----
                                                        $  50    $ 130    $ 206
                                                        =====    =====    =====


        The reconciliation of the statutory federal income tax rate with the effective income tax rate for continuing operation is as follows:

                                                            December 31
                                                       -----------------------
                                                       1995     1996      1997

Statutory income tax rate                              35.0%    35.0%    (35.0)%

Increase (reduction) in tax resulting from:
  State taxes, net of federal benefits                  6.9      7.2     (9.8)
  Increase in cash surrender value of life insurance
     policies in excess of policy premiums paid        (2.7)    (3.6)    (4.0)
  Effect of graduated rate                             (1.0)    (1.0)     1.0
  Other                                                 4.8       .4      4.8
                                                       ----     ----     ----
                                                       43.0%    38.0%    (43.0)%
                                                       ====     ====     ====

11.     STOCK PURCHASE AGREEMENT

        Under the terms of a stock purchase agreement, in the event of the death or total disability of any stockholder, the Company is obligated to purchase and the stockholder is obligated to sell all nonvoting stock held by that stockholder for an amount that, subject to the limitations described below, is the lesser of twice the book value per share or $658.82 per share in the event of a death or $470.58 per share in the event of disability. Certain other stockholders have the first option to purchase not less than all of the voting stock held by a stockholder at the time of death or total disability, and the Company is obligated to purchase such voting shares only if those other stockholders fail to exercise their option. Under the agreement, the amount payable by the Company for voting and nonvoting stock is limited to the amount of insurance proceeds received (after reductions, if necessary, because the cash surrender value is pledged as collateral on a bank line of credit) under policies owned by the Company covering the lives and possible disability of each stockholder.

        At any other time, the stockholder may offer his stock for sale to the other stockholders or the Company at a formula price in accordance with certain provisions of the agreement.

12.     COMMITMENTS AND CONTINGENCIES

        The Company is a defendant in a number of lawsuits arising out of the normal course of business of the Company. In the opinion of management, the ultimate resolution of such litigation will not result in any material adverse impact to the financial position of the Company.

13.     CHANGE IN ACCOUNTING METHOD

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