Form 10-Q
period 1998-03-31
LUNDGREN BROS CONSTRUCTION INC
filed 1998-05-14
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from   ____________ to  ____________

Commission File Number:      33-58934
                       ------------------------


                        LUNDGREN BROS. CONSTRUCTION, INC.
             (Exact name of registrant as specified in its charter)

        Minnesota                                                41-0970679
        ---------                                               ------------
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                              Identification No.)

935 East Wayzata Boulevard
Wayzata, Minnesota                                                 55391
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

                               Yes __X__   No ____


On May 13, 1998, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31, 1998      DECEMBER 31, 1997
                                                               --------------      -----------------
                                                                (UNAUDITED)
                                     ASSETS

Cash and cash equivalents                                          $ 2,121              $ 1,979
Restricted cash                                                      2,015                1,947
Receivables                                                          1,458                1,410
Notes receivable - affiliates                                        1,066                1,066
Deposits and prepaid expenses                                        3,341                3,042
Inventories                                                         36,813               35,614
Income taxes receivable                                                600                  334
Land option and earnest money deposits                               1,386                1,138
Property and equipment, net                                          1,567                1,517
Deferred income taxes                                                  206                  206
Other assets                                                         4,751                4,531
                                                                   -------              -------

           Total assets                                            $55,324              $52,784
                                                                   =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                             $ 8,246              $ 7,457
Debt obligations                                                    29,326               27,730
Obligations under capital leases                                       443                  447
Accounts payable                                                     5,999                7,185
Cost to complete sold homes                                          1,233                  469
Customer deposits                                                    2,168                1,060
Accrued expenses                                                     1,514                1,687
                                                                   -------              -------

           Total liabilities                                        48,929               46,035

Commitments                                                             --                   --

Stockholders' equity:
        Common stock, no par value; authorized, 12,000
               shares; 594 shares voting and 10,031
               shares nonvoting issued and outstanding                  99                   99
        Retained earnings                                            6,296                6,650
                                                                   -------              -------
                                                                     6,395                7,749
                                                                   -------              -------

           Total liabilities and stockholders' equity              $55,324              $52,784
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

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                               1998        1997
                                             --------    --------

Revenues                                     $ 12,094    $ 12,096

Cost of revenues                               10,879      10,595
                                             --------    --------

           Gross profit                         1,215       1,501

Operating expenses:
     Selling                                      690         562
     General and administrative                   644         785
                                             --------    --------

                                                 (119)        154

Other income (expense):
     Interest expense                            (545)       (579)
     Other, net                                    44          22
                                             --------    --------

           Loss before income taxes              (620)       (403)

Income tax benefit                               (266)       (161)
                                             --------    --------

           Net loss                              (354)       (242)

Retained earnings, beginning of period          6,650       7,297
                                             --------    --------

Retained earnings, end of period             $  6,296    $  7,055
                                             ========    ========

Net loss per share - basic and diluted       $    (33)   $    (23)
                                             ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    --------------------
                                                                      1998        1997
                                                                    --------    --------
Cash flows from operating activities:
        Net loss                                                   $   (354)   $   (242)
               Loss from discontinued operations                         --          --
                                                                   --------    --------
               Loss from continuing operations                         (354)       (242)
           Adjustments to reconcile loss from continuing
            operations to net cash used in operating activities:
               Depreciation and amortization                            110         113
               Gain on disposal of property and equipment                --          (4)
               Changes in operating assets and liabilities           (1,943)     (1,712)
                                                                   --------    --------

        Net cash used in continuing operating activities             (2,187)     (1,845)
        Net cash used in discontinued operations                         --        (100)
                                                                   --------    --------
        Net cash used in operating activities                        (2,187)     (1,945)
Cash flows from investing activities:
        Expenditures for property and equipment                        (130)        (36)
        Proceeds on disposal of property and equipment                   --          12
        Other                                                            --           5
        Increase in cash surrender value of
               life insurance                                          (227)       (213)
                                                                   --------    --------
               Net cash used in investing activities                   (357)       (232)
Cash flows from financing activities:
        Proceeds from bank lines of credit                            7,409       8,378
        Payment of principal on bank lines of credit                 (6,620)     (5,000)
        Proceeds from debt obligations                               10,321       8,094
        Payment of principal on debt obligations                     (8,420)     (8,248)
        Payment of principal on capital lease obligations                (4)        (31)
        Payment of debt issuance costs                                   --         (30)
                                                                   --------    --------
               Net cash provided by financing activities              2,686       3,163
                                                                   --------    --------
Increase in cash and cash equivalents                                   142         986
Cash and cash equivalents, beginning of the period                    1,979       1,253
                                                                   --------    --------

Cash and cash equivalents, end of the period                       $  2,121    $  2,239
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

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1. GENERAL

INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and Notes. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in its 1997 Annual Report on Form 10-K. During the first quarter of 1998, the Company implemented SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." The adoption these standards did not have a material effect on the results of operations of the Company.

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three months ended March 31, 1998 and 1997 was 10,625. During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS). The adoption of this statement did not effect the Company's reported EPS for all periods presented.


NOTE 2. SELECTED FINANCIAL DATA


                                              March 31, 1998      December 31, 1997
                                              --------------      -----------------
                                               (UNAUDITED)
RECEIVABLES
     Trade                                        $1,013               $1,014
     Escrows                                         401                  336
     Contracts and notes                              13                    6
     Employees and officers                           61                   37
     Other                                            25                   72
                                                  ------               ------

                                                   1,513                1,465
     Less allowance for doubtful accounts             55                   55
                                                  ------               ------
                                                  $1,458               $1,410
                                                  ======               ======

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

SELECTED FINANCIAL DATA, CONTINUED

                                                   March 31, 1998    December 31, 1997
                                                   --------------    -----------------
                                                    (UNAUDITED)
INVENTORIES
        Homes under construction                       $17,179           $13,808
        Model homes                                        643               492
        Lots held for sale                               9,465            12,338
        Land held for future development                 9,526             8,976
                                                       -------           -------

                                                       $36,813           $35,614
                                                       =======           =======

ACCRUED EXPENSES
        Payroll, bonuses and payroll taxes             $   177           $   609
        Other                                            1,337             1,078
                                                       -------           -------
                                                       $ 1,514           $ 1,687
                                                       =======           =======

DEBT OBLIGATIONS
        Construction loans on single family homes      $12,613           $ 9,253
        Promissory notes                                 4,333             6,128
        Development loans                                4,812             4,658
        Subordinate debenture series                     5,945             5,945
        Street, sewer and water assessments on land
           under development and lots held for sale        951             1,047
        Installment loans                                  604               622
        Unsecured demand notes payable, stockholders        68                77
                                                       -------           -------
                                                       $29,326           $27,730
                                                       =======           =======

Supplemental disclosure of noncash transactions:
The Company acquired land for future development under promissory notes with the sellers aggregating $305 in the three months ended March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1998 were approximately the same as in the same period in 1997. The Company closed on sales of 37 homes in the first three months of 1998, and as of March 31, 1998, had purchase agreements for the sale of 167 homes, representing approximately $50.4 million in sales. In first three months of 1997, the Company closed on sales of 34 homes, and as of March 31, 1997, had purchase agreements for the sale of 101 homes, representing approximately $33.5 million in sales. The average selling price of homes closed in the first three months of 1998 decreased by 11.5% from the average selling price of homes closed in the same period in 1997. The decrease in average selling price is due to an increase in number of homes closed in the Company's new standard product lines in the first three months of 1998 compared to the same period in 1997.

Gross profit for the three months ended March 31, 1998 was $1.2 million, a decrease from $1.5 million in the same period in 1997. The Company's gross profit margin in the three months ended March 31, 1998 decreased to 10.1% as compared to 12.4% in the same period in 1997. This decrease in gross profit margin is primarily due to increases in the number of homes built on lots purchased from other developers, which provides the Company less profit on the sale of the lot. In addition, changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area had a negative impact on the Company's gross profit. The Company expects the increased costs of land purchased from other developers could continue to negatively impact the gross margins in the future.

Operating expenses (which include selling, general and administrative expenses) for the three months ended March 31, 1998 were approximately the same as in the same period in 1997. The Company incurred more rental fees in 1998 as a result of model home sale-leaseback transactions during 1997. These increases were offset by decreases in personnel cost in 1998.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months ended March 31, 1998 decreased $34,000 or 5.9% from the same period in 1997. This decrease is mainly due to decreased interest costs for the Company's model homes sold as part of a sale-leaseback program. This decrease is partially offset by increased borrowings on the Company's lines of credit for working capital.

NET INCOME (LOSS)

Net loss in the three months ended March 31, 1998 was $354,000, compared to a $242,000 net loss in the same period in 1997. The increased loss is primarily due to a decrease in gross profit margins in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased $118,000 to $2.1 million in 1998 from $2.2 million in 1997.

Cash flows used in operating activities were $2.2 million for the three months ended March 31, 1998, an increase of $242,000 from the same period in 1997, during which operating activities used $1.9 million of cash. In 1998, cash was used for a $1.5 million increase in houses under construction and developed land inventories; a $1.2 million reduction in accounts payable; a $354,000 loss from operations; a $299,000 increase in prepaid expenses and $711,000 related to other changes in operating assets and liabilities. These cash uses were partially offset by $1.1 million increase is customer deposits and $764,000 increase in accrued cost to complete sold homes.

Cash flows used in investing activities increased by $125,000 from $232,000 for the three months ended March 31, 1997 to $357,000 for the same period in 1998. The increase was primarily due to expenditures for drywall equipment and construction of garage sales offices.

Cash flows provided by financing activities decreased approximately $477,000 to $2.7 million for the three months ended March 31, 1998 from $3.2 million in the same period in 1997. The decrease was primarily due to decreased net borrowings on the Company's bank lines of credit, partially offset by an increase in the net borrowings on the Company's construction notes for an increase in the homes under construction inventories.

Financing

The Company believes that internally generated funds, amounts available under its four lines of credit and borrowing arrangements entered into in the ordinary course of business will continue to be the primary sources of capital for liquidity. However, the Company may seek additional long-term financing.

The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements for each individual project evolve as the project matures from land acquisition, to development, to construction of a home and, and finally, to sale of the home and lot. In addition, the Company has entered into arrangements involving the sale of raw land to other entities for which the Company has an option to subsequently purchase back as developed lots.

The Company also utilizes secured lines of credit to finance its operations. The Company has an approved aggregate credit of $10.4 million, subject to a borrowing base. At March 31, 1998, the aggregate maximum credit available under the lines of credit was $9.9 million, of which $8.2 million was utilized and $1.7 million was available.

The Company's outstanding indebtedness as of March 31, 1998 included $20.1 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

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

PART II. OTHER INFORMATION

Items 1 through 5.
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.


(a)      See exhibit index attached.

(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        LUNDGREN BROS. CONSTRUCTION, INC.


Date:   May 13, 1998    By: /s/ Peter Pflaum
                            ------------------------------------
                                Peter Pflaum
                                President, Chief Executive Officer and Principal Financial Officer

                   LUNDGREN BROS. CONSTRUCTION, INC. EXHIBITS


10.1 Second Amendment and Extension of Promissory Note, dated March 21, 1998, of the Company and U.S. Bank National Association.

10.2 Second Amendment to Letter Agreement, dated March 21, 1998, between the Company and U.S. Bank National Association.

10.3 Letter Agreement, dated March 26, 1998, between the Company and Builders Development & Finance, Inc.

27       Financial Data Schedule