Form 10-Q
period 1998-06-30
LUNDGREN BROS CONSTRUCTION INC
filed 1998-08-12
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998 or

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

                                 Yes _X_ No ___




On August 12, 1998, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     JUNE 30, 1998     DECEMBER 31, 1997
                                                                     -------------     -----------------
                                     ASSETS

Cash and cash equivalents                                               $ 2,076            $ 1,979
Restricted cash                                                           3,484              1,947
Receivables                                                               1,438              1,410
Notes receivable - affiliates                                             1,296              1,066
Deposits and prepaid expenses                                             3,353              3,042
Inventories                                                              39,097             35,614
Income taxes receivable                                                     173                334
Land option and earnest money deposits                                    1,656              1,138
Property and equipment, net                                               1,551              1,517
Deferred income taxes                                                       206                206
Other assets                                                              4,775              4,531
                                                                        -------            -------

                  Total assets                                          $59,105            $52,784
                                                                        =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                                  $ 8,139            $ 7,457
Debt obligations                                                         32,146             27,730
Obligations under capital leases                                            435                447
Accounts payable                                                          7,501              7,185
Cost to complete sold homes                                                 986                469
Customer deposits                                                         2,470              1,060
Accrued expenses                                                          1,084              1,687
                                                                        -------            -------

                  Total liabilities                                      52,761             46,035

Commitments and contingencies                                                --                 --

Stockholders' equity:
      Common stock, no par value; authorized, 12,000
           shares; 594 shares voting and 10,031
           shares nonvoting issued and outstanding                           99                 99
      Retained earnings                                                   6,245              6,650
                                                                        -------            -------
                                                                          6,344              6,749
                                                                        -------            -------

                  Total liabilities and stockholders' equity            $59,105            $52,784
                                                                        =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                                    --------                      --------
                                               1998           1997           1998           1997
                                             --------       --------       --------       --------
Revenues                                     $ 19,594       $ 15,396       $ 31,688       $ 27,492

Cost of revenues                               17,279         13,816         28,158         24,411
                                             --------       --------       --------       --------
         Gross profit                           2,315          1,580          3,530          3,081

Operating expenses:
    Selling                                       782            576          1,472          1,138
    General and administrative                  1,011          1,000          1,655          1,785
                                             --------       --------       --------       --------
                                                  522              4            403            158
Other income (expense):
    Interest expense                             (641)          (759)        (1,186)        (1,338)
    Other, net                                     27             13             71             35
                                             --------       --------       --------       --------
      Loss before income taxes                    (92)          (742)          (712)        (1,145)

Income tax benefit                                (41)          (299)          (307)          (460)
                                             --------       --------       --------       --------
      Net loss                                    (51)          (443)          (405)          (685)


Retained earnings, beginning of period          6,296          7,055          6,650          7,297
                                             --------       --------       --------       --------

Retained earnings, end of period             $  6,245       $  6,612       $  6,245       $  6,612
                                             ========       ========       ========       ========


Net loss  per share - basic and diluted      $     (5)      $    (42)      $    (38)      $    (64)
                                             ========       ========       ========       ========

Common shares outstanding                      10,625         10,625         10,625         10,625


The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                          --------
                                                                     1998            1997
                                                                   --------       --------
Cash flows from operating activities:
      Net loss                                                     $   (405)      $   (685)
      Loss from discontinued operations                                  --             --
                                                                   --------       --------
           Loss from continuing operations                             (405)          (685)
        Adjustments to reconcile loss from continuing
         operations to net cash used in operating activities:
           Depreciation and amortization                                238            225
           Gain on disposal of property and equipment                    --             (7)
           Changes in operating assets and liabilities               (4,676)        (2,809)
                                                                   --------       --------

      Net cash used in continuing operating activities               (4,843)        (3,276)
      Net cash used in discontinued operations                           --           (115)
                                                                   --------       --------
      Net cash used in operating activities                          (4,843)        (3,391)
Cash flows from investing activities:
      Expenditures for property and equipment                          (219)           (68)
      Proceeds on disposal of property and equipment                      7             37
      Other                                                               4              5
      Increase in cash surrender value of
           life insurance                                              (243)          (224)
                                                                   --------       --------
           Net cash used in investing activities                       (451)          (250)
Cash flows from financing activities:
      Proceeds from bank lines of credit                             16,138         16,234
      Payment of principal on bank lines of credit                  (15,456)       (11,908)
      Proceeds from debt obligations                                 26,969         22,620
      Payment of principal on debt obligations                      (22,248)       (22,624)
      Payment of principal on capital lease obligations                 (12            (43)
      Payment of debt issuance costs                                     --            (30)
                                                                   --------       --------
           Net cash provided by financing activities                  5,391          4,249
                                                                   --------       --------
Increase in cash and cash equivalents                                    97            608
Cash and cash equivalents, beginning of the period                    1,979          1,253
                                                                   --------       --------
Cash and cash equivalents, end of the period                       $  2,076       $  1,861
                                                                   ========       ========

The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 1.    GENERAL

INTERIM FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and Notes. This Form 10-Q should be read in conjunction with the Company's financial statements and notes included in its 1997 Annual Report on Form 10-K. During the first quarter of 1998, the Company implemented SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." The adoption of these standards did not have a material effect on the results of operations of the Company. For the periods presented comprehensive income (loss) is the same as net income (loss).

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and six months ended June 30, 1998 and 1997 was 10,625. During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS). The adoption of this statement did not effect the Company's reported EPS for all periods presented.


NOTE 2.    SELECTED FINANCIAL DATA

                                                June 30, 1998  December 31, 1997
                                                -------------  -----------------
                                                 (UNAUDITED)
RECEIVABLES
      Trade                                         $  900          $1,014
      Escrows                                          489             336
      Contracts and notes                               12               6
      Employees and officers                            56              37
      Other                                             36              72
                                                    ------          ------

                                                     1,493           1,465
      Less allowance for doubtful accounts              55              55
                                                    ------          ------
                                                    $1,438          $1,410
                                                    ======          ======

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


SELECTED FINANCIAL DATA, CONTINUED

                                                         June 30, 1998  December 31, 1997
                                                         -------------  -----------------
                                                          (UNAUDITED)
INVENTORIES
      Homes under construction                              $19,729          $13,808
      Model homes                                               971              492
      Lots held for sale                                      8,520           12,338
      Land under development                                  3,930             --
      Land held for future development                        5,947            8,976
                                                            -------          -------

                                                            $39,097          $35,614
                                                            =======          =======

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes                    $   186          $   609
      Other                                                     898            1,078
                                                            -------          -------
                                                            $ 1,084          $ 1,687
                                                            =======          =======

DEBT OBLIGATIONS
      Construction loans on single family homes             $15,572          $ 9,253
      Promissory notes                                        2,671            6,128
      Development loans                                       6,712            4,658
      Subordinate debenture series                            5,945            5,945
      Street, sewer and water assessments on land
        under development and lots held for sale                565            1,047
      Installment loans                                         632              622
      Unsecured demand notes payable, stockholders               49               77
                                                            -------          -------
                                                            $32,146          $27,730
                                                            =======          =======

Supplemental disclosure of noncash transactions:
The Company acquired land for future development under promissory notes with the sellers aggregating $305 and $1,773 in the six months ended June 30, 1998 and 1997, respectively. In addition, the Company sold $230 of land and related research costs in exchange for a note receivable in the six months ended June 30, 1998 and $954 of land and related research costs along with related debt of $182 in exchange for a $768 note receivable in the six months ended June 30, 1997.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 3.    RELATED PARTY TRANSACTIONS:

In May 1998, the Company sold $230 of undeveloped land and related research costs to a Limited Liability Corporation ("LLC") related through common ownership, in exchange for a note receivable. The note receivable is due on demand and matures on December 31, 2000, with interest payable at 1% above the prime rate. In May and September 1997, the Company sold $1,330 of undeveloped land and related research costs to two LLC's, in exchange for $1,145 notes receivable and one LLC assumed two land mortgages totaling $182. The notes receivable are due on demand and mature in December 31, 1999 with interest payable at 1% above the prime rate. The outstanding balance as of September 30, 1997 was $1,066. The LLC's will develop the land and the Company has option agreements with the LLC's that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three and six months ended June 30, 1998 increased $4.2 million or 27.3% and 15.3%, respectively, from the same periods in 1997. The Company closed on sales of 61 and 98 homes in the three and six months ended June 30, 1998, respectively, as compared to 47 and 81 closings, respectively, in the same periods in 1997. The average selling price of homes closed in the three and six months ended June 30, 1998 decreased by 1.3% and 5.6%, respectively, as compared to the average selling price of homes closed in the same periods in 1997. The decrease in average selling price is due to an increase in the number of homes closed in the Company's new standard product lines in the three and six months ended June 30, 1998 compared to the same period in 1997.

The Company's gross profit margin in the three months ended June 30, 1998 increased to 11.8% as compared to 10.3% for the three months ended June 30, 1997. Gross profit margins remained constant at 11.1% for the six months ended June 30, 1998 as compared to the same period in 1997. This increase in gross profit margin for the three months ended June 30, 1998 is primarily due to the sale and leaseback, in 1997, of seven model homes at no profit. This increase in gross profit margins was partially offset by fluctuations due to changes in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area. The Company expects that the increased costs of land will continue to negatively impact the gross margins in the future.

Operating expenses for the three and six months ended June 30, 1998 increased $217,000 and $204,000, respectively as compared to the same periods in 1996. As a percentage of total revenues, these expenses decreased to 9.2% and 9.9%, respectively, for the three and six months ended June 30, 1998 as compared to 10.2% and 10.6%, respectively, in 1997, as most are fixed in nature. The operating expenses increased in 1998 due to rental fees incurred in 1998 as a result of model home sale-leaseback transactions during 1997 and increased advertising costs for special promotions during 1998. These increased costs were offset by a decrease in the Company's personnel costs in 1998.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months and six months ended June 30, 1998 decreased $118,000 and $152,000, respectively, or 20.0% and 11.4%, respectively, from the same periods in 1997. This decrease is mainly due to decreased interest costs for the Company's model homes sold as part of a sale-leaseback program. This decrease is partially offset by increased borrowings on the Company's lines of credit for working capital.

NET INCOME(LOSS)

Net loss in the three and six months ended June 30, 1998 was $51,000 and $405,000, respectively, compared to $443,000 and $685,000, respectively, in the same periods in 1997. The decreased loss is primarily due to an increase in revenues and decrease in interest expense in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased  $97,000 to $2.1 million in 1998 from $1.9 million in 1997.

Cash flows used in operating activities were $4.8 million for the six months ended June 30, 1998, an increase of $1.4 million from the same period in 1997, during which operating activities used $3.4 million of cash. During the six months ended June 30, 1998, cash was used for a $3.9 million seasonal increase in homes under construction; a $1.5 million increase in restricted cash; a $603,000 decrease in accrued expenses and $197,000 related to other changes in operating assets and liabilities. These cash uses were partially offset by $1.4 million of cash provided by increases in customer deposits.

Cash flows used in investing activities increased by $201,000 from $250,000 for the six months ended June 30, 1997 to $451,000 for the same period in 1998. The increase was primarily due purchases of vehicles and other construction equipment.

Cash flows provided by financing activities increased $1.1 million to $5.4 million for the six months ended June 30, 1998 from $4.3 million in the same period in 1997. The cash provided by financing activities for the six months ended June 30, 1998 was primarily due to increased net borrowings on the Company's debt obligations as a result of cash used for the seasonal increase in homes under construction.

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

The Company also utilizes secured lines of credit to finance its operations. The Company has an approved aggregate credit of $11.7 million, subject to a borrowing base. At June 30, 1998, the aggregate maximum credit available under the lines of credit was $10.1 million, of which $8.1 million was utilized and $2.0 million was available.

The Company's outstanding indebtedness as of June 30, 1998 included $18.8 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

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

YEAR 2000 COMPLIANCE

The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. Also, the Company has and will continue to review and make changes to its facilities, equipment and computer hardware to ensure the Company is year 2000 compliant. The financial impact has not been and is not anticipated to be material to its financial position or results of operations in any given year.

PART II. OTHER INFORMATION

Items 1 through 5.
         Not applicable


Item 6.  Exhibits and Reports on Form 8-K.

(a)      See exhibit index attached.

(b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LUNDGREN BROS. CONSTRUCTION, INC.


Date: August 12, 1998            By  /s/Peter Pflaum
                                     -----------------------------
                                        Peter Pflaum
                                        (Principal Executive Officer)
                                        (Principal Financial Officer)

                   LUNDGREN BROS. CONSTRUCTION, INC. EXHIBITS

10.1 Partial Assignment of Option, dated May 29, 1998, between the Company and Plum Tree 4th LLC.

10.2     Form of Option Agreement between the Company and Plum Tree 4th LLC.

10.3 Third Amendment to Letter Agreement, dated April 29, 1998, between the Company and U.S. Bank National Association.

10.4 Third Amendment, Extension and Reaffirmation Agreement, dated as of May 31, 1998, by and between the Company and Norwest Bank Minnesota, National Association.

10.5 Sixth Amended and Restated Revolving Note, dated as of May 31, 1998, by and between the Company and Norwest Bank Minnesota, National Association

10.6 Consent and Reaffirmation of Guaranty, dated as of May 31, 1998, by Peter Pflaum, Edmund M. Lundgren, Allan D. Lundgren, and Gerald T. Lundgren in favor of Norwest Bank Minnesota, National Association.

10.7 Acquisition and Closing Agreement, dated as of June 9, 1998, by and between the Company and BF Holding Company.

10.8     Form of Option Agreement between the Company and BF Holding Company.

10.9 Revolving Construction and Development Loan Agreement, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

10.10 Development Note, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

10.11 Revolving Note, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

27       Financial Data Schedule