Form 10-Q
period 1998-09-30
LUNDGREN BROS CONSTRUCTION INC
filed 1998-11-16
CIK 898148

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _____________ to _____________

Commission File Number:    33-58934
                          ---------


                        LUNDGREN BROS. CONSTRUCTION, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                                          41-0970679
          ---------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

935 East Wayzata Boulevard
Wayzata, Minnesota                                              55391
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

                           Yes __X__     No _____


On September 30, 1998, there were 594 voting shares and 10,031 nonvoting shares of the registrant's no par value common stock outstanding.

PART I -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                  SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                  ------------------   -----------------
                        ASSETS
                                                     (UNAUDITED)
Cash and cash equivalents                                $     2,549         $     1,979
Restricted cash                                                3,098               1,947
Receivables                                                    1,481               1,410
Notes receivable - affiliates                                  1,296               1,066
Deposits and prepaid expenses                                  2,684               3,042
Inventories                                                   43,266              35,614
Income taxes receivable                                           --                 334
Land option and earnest money deposits                         1,952               1,138
Property and equipment, net                                    1,567               1,517
Deferred income taxes                                            206                 206
Other assets                                                   4,623               4,531
                                                         -----------         -----------

Total assets                                             $    62,722         $    52,784
                                                         ===========         ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Obligations under bank lines of credit                   $     6,654         $     7,457
Debt obligations                                              35,115              27,730
Obligations under capital leases                                 428                 447
Accounts payable                                               8,638               7,185
Cost to complete sold homes                                    1,390                 469
Customer deposits                                              2,573               1,060
Accrued expenses                                               1,496               1,687
                                                         -----------         -----------
Total liabilities                                             56,294              46,035

Commitments and contingencies                                     --                  --
Stockholders' equity:
Common stock, no par value; authorized,
12,000 shares; 594 shares voting and 10,031
shares nonvoting issued and outstanding                           99                  99
Retained earnings                                              6,329               6,650
                                                         -----------         -----------
     Total stockholders' equity                                6,428               6,749
                                                         -----------         -----------
Total liabilities and stockholders' equity               $    62,722         $    52,784
                                                         ===========         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                        ----------------------------------------------------------
                                              1998            1997            1998            1997
                                        ----------      ----------      ----------      ----------
Revenues                                $   24,825      $   22,154      $   56,513      $   49,646

Cost of Revenues                            21,722          19,173          49,880          43,584
                                        ----------      ----------      ----------      ----------
Gross profit                                 3,103           2,981           6,633           6,062

Operating expenses:
   Selling                                     911             945           2,383           2,083
   General and administrative                1,154           1,012           2,809           2,797
                                        ----------      ----------      ----------      ----------
                                             1,038           1,024           1,441           1,182

Other income (expense):
   Interest expense                           (548)           (595)         (1,734)         (1,933)
   Other, net                                   14              (6)             85              29
                                        ----------      ----------      ----------      ----------

Income (loss) before income taxes              504             423            (208)           (722)

Income tax provision (benefit)                 218             171             (89)           (289
                                        ----------      ----------      ----------      ----------

Net income (loss)                              286             252            (119)           (433)
                                        ==========      ==========      ==========      ==========

Net income (loss) per share - basic
and diluted                             $       27      $       24      $      (11)     $      (41)
                                        ==========      ==========      ==========      ==========
Common shares outstanding                   10,625          10,625          10,625          10,625


-----------------
The accompanying notes are an integral part of the consolidated financial statements.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  --------------------------
                                                                        1998            1997
                                                                  ----------      ----------
Cash flows from operating activities:
Net loss                                                          $     (119)     $     (433)
   Loss from discontinued operations                                                      --
                                                                  ----------      ----------
Loss from continuing operations                                         (119)           (433)
Adjustments to reconcile loss from continuing
operations to net cash used in operating activities:
   Depreciation and amortization                                         357             364
   Gain on disposal of property and equipment                             --              (7)
   Changes in operating assets and liabilities                        (5,963)          1,705
                                                                  ----------      ----------
Net cash (used in) provided by continuing operating activities        (5,725)          1,629

Net cash (used in) provided by discontinued operations                    --            (115)
                                                                  ----------      ----------

Net cash used in operating activities                                 (5,725)          1,514

Cash flows from investing activities:
     Expenditures for property and equipment                            (324)           (188)
     Proceeds on disposal of property and equipment                        7              37
     Other                                                                 4               5
     Increase in cash surrender value of life insurance                 (260)           (241)
                                                                  ----------      ----------
Net cash used in investing activities                                   (573)           (387)

Cash flows from financing activities:
     Proceeds from bank lines of credit                               26,783          24,504
     Payment of principal on bank lines of credit                    (27,587)        (20,704)
     Proceeds from debt obligations                                   47,517          31,414
     Payment of principal on debt obligations                        (39,827)        (35,220)
     Payment of principal on capital lease obligations                   (18)            (47)
     Payment of debt issuance costs                                       --             (30)
                                                                  ----------      ----------
Net cash provided by (used in) financing activities                    6,868             (83)
                                                                  ----------      ----------

Increase in cash and cash equivalents                                    570           1,044
Cash and cash equivalents, beginning of the period                     1,979           1,253
                                                                  ----------      ----------
Cash and cash equivalents, end of the period                      $    2,549      $    2,297
                                                                  ==========      ==========

-----------------
The accompanying notes are an integral part of the consolidated financial statements.

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

PER SHARE AMOUNTS

Per share amounts are computed by dividing by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of outstanding shares of common stock for the three and nine months ended September 30, 1998 and 1997 was 10,625. During 1997, the Company adopted SFAS No. 128, EARNINGS PER SHARE. This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS). The adoption of this statement did not effect the Company's reported EPS for all periods presented.


NOTE 2.   SELECTED FINANCIAL DATA

                                     SEPTEMBER 30, 1998  DECEMBER 31, 1997
                                     ------------------  -----------------

RECEIVABLES
   Trade                                     $    822           $  1,014
   Escrows                                        499                336
   Contracts and notes                             12                  6
   Employees and officers                         175                 37
   Other                                           28                 72
                                             --------           --------

                                                1,536              1,465
   Less allowance for doubtful accounts            55                 55
                                             --------           --------
                                             $  1,481           $  1,410
                                             ========           ========

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


SELECTED FINANCIAL DATA, CONTINUED
                                                    September 30, 1998   December 31, 1997
                                                    ------------------   -----------------
INVENTORIES
      Homes under construction                             $    24,141         $    13,808
      Model homes                                                1,722                 492
      Lots held for sale                                         5,917              12,338
      Land under development                                     5,316                  --
      Land held for future development                           6,170               8,976
                                                           -----------         -----------

                                                           $    43,266         $    35,614
                                                           ===========         ===========

ACCRUED EXPENSES
      Payroll, bonuses and payroll taxes                   $       424         $       609
      Other                                                      1,072               1,078
                                                           -----------         -----------
                                                           $     1,496         $     1,687
                                                           ===========         ===========

DEBT OBLIGATIONS
      Construction loans on single family homes            $    18,785         $     9,253
      Promissory notes                                           2,216               6,128
      Development loans                                          7,093               4,658
      Subordinate debenture series                               5,945               5,945
      Street, sewer and water assessments on land
        under development and lots held for sale                   467               1,047
      Installment loans                                            609                 622
      Unsecured demand notes payable, stockholders                  --                  77
                                                           -----------         -----------
                                                           $    35,115         $    27,730
                                                           ===========         ===========


Supplemental disclosure of noncash transactions:

The Company acquired land for future development under promissory notes with the sellers aggregating $305 and $1,773 in the nine months ended September 30, 1998 and 1997, respectively. In addition, the Company sold $230 of land and related research costs in exchange for a note receivable in the nine months ended September 30, 1998 and $1,330 of land and related planning costs along with related debt of $182 in exchange for a $1,145 notes receivable in the nine months ended September 30, 1997.

               LUNDGREN BROS. CONSTRUCTION, INC. AND SUBSIDIARIES

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 3.   RELATED PARTY TRANSACTIONS:

In May 1998, the Company sold $230 of undeveloped land and related planning costs to a Limited Liability Company ("LLC") related to the Company through common ownership, in exchange for a note receivable. The note receivable is due on demand and matures on December 31, 2000, with interest payable at 1% above the prime rate. In May and September 1997, the Company sold $1,330 of undeveloped land and related planning costs to two LLC's, in exchange for $1,145 notes receivable and one LLC assumed two land mortgages totaling $182. The notes receivable are due on demand and mature in December 31, 1999 with interest payable at 1% above the prime rate. The LLC's will develop the land and the Company has option agreements with the LLC's that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with non-related parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Revenues for the three and nine months ended September 30, 1998 increased $2.7 million and $6.9 million or 12.1% and 13.8%, respectively, from the same periods in 1997. The Company closed on sales of 76 and 174 homes in the three and nine months ended September 30, 1998, respectively, as compared to 67 and 148 closings, respectively, in the same periods in 1997. The average selling price of homes closed in the three and nine months ended September 30, 1998 decreased by 1.2% and 3.0%, respectively, as compared to the average selling price of homes closed in the same periods in 1997. The decrease in average selling price is due to an increase in the number of homes closed in the Company's new standard product lines in the three and nine months ended September 30, 1998 compared to the same period in 1997.

The Company's gross profit margin in the three months ended September 30, 1998 decreased to 12.5% as compared to 13.5% for the three months ended September 30, 1997. Gross profit margins decreased to 11.7% for the nine months ended September 30, 1998 as compared to 12.2% for the same period in 1997. This decrease in gross profit margin for the three months and nine months ended September 30, 1998 is primarily due to fluctuations in the mix of homes sold and increases in the cost of land developed by the Company due to competition for, and reductions in the availability of, raw land within the Twin Cities metropolitan area. The Company expects that the increased costs of land will continue to negatively impact the gross margins in the future.

Operating expenses for the three and nine months ended September 30, 1998 increased $108,000 and $312,000, respectively as compared to the same periods in 1997. As a percentage of total revenues, these expenses decreased to 8.3% and 9.2%, respectively, for the three and nine months ended September 30, 1998 as compared to 8.8% and 9.8%, respectively, in 1997, as most are fixed in nature. The operating expenses increased in 1998 due to rental fees incurred in 1998 as a result of model home sale-leaseback transactions during 1997 and increased advertising costs for special promotions during 1998. These increases were offset by a decrease in the Company's personnel costs in 1998 and a decrease in selling expenses in the nine months ended September 30, 1998, due to an aggressive cooperative advertising program.

OTHER INCOME (EXPENSE), NET

Interest expense for the three months and nine months ended September 30, 1998 decreased $47,000 and $199,000, respectively, or 7.9% and 10.3%, respectively, from the same periods in 1997. This decrease is due to decreased interest costs for the Company's model homes sold as part of a sale-leaseback program, in addition to decreased borrowings on the Company's lines of credit for working capital.

NET INCOME(LOSS)

Net income in the three months ended September 30, 1998 was $286,000 compared to $252,000 in the same period in 1997. Net loss in the nine months ended September 30, 1998 was $119,000, compared to $433,000 in the same period in 1997. Results are primarily due to an increase in revenues and decrease in interest expense in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $570,000 to $2.5 million in 1998 from $2.3 million in 1997.

Cash flows used in operating activities were $5.7 million for the nine months ended September 30, 1998; an increase of $7.3 million from the same period in 1997, during which operating activities provided $1.6 million of cash. During the nine months ended September 30, 1998, cash was used for a $7.7 million seasonal increase in homes under construction; a $1.1 million increase in restricted cash; and $236,000 decrease in accrued expenses. These cash uses were partially offset by $1.5 million of cash provided by increases in customer deposits and $1.5 million increase in accounts payable.

Cash flows used in investing activities increased by $186,000 from $387,000 for the nine months ended September 30, 1997 to $573,000 for the same period in 1998. The increase was primarily due to purchases of vehicles and other construction equipment.

Cash flows provided by financing activities increased $7.0 million to $6.9 million for the nine months ended September 30, 1998 from $83,000 cash used by financing activities in the same period in 1997. The cash provided by financing activities for the nine months ended September 30, 1998 was primarily due to increased net borrowings on the Company's debt obligations as a result of cash used for the seasonal increase in homes under construction.

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

The Company also utilizes secured lines of credit to finance its operations. The Company has an approved aggregate line of credit of $11.7 million, subject to a borrowing base. At September 30, 1998, the aggregate maximum credit available under the lines of credit was $8.5 million, of which $6.7 million was utilized and $1.8 million was available.

The Company's outstanding indebtedness as of September 30, 1998 included $21.4 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year, historically paying such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

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

YEAR 2000 COMPLIANCE

The Company's IS department has assessed the Y2K compliance of its internal computer hardware and software applications. The Company is approximately 90% finished with upgrading non-compliant PCs and expects to have all PCs upgraded by March 31, 1999. The Company has completed the replacement of non-compliant software applications with software applications, which the developers have indicated are Year 2000 compliant except that, with respect to its accounting software, the developer has indicated that a Year 2000 compliant upgrade will be available. The Company intends to install the upgrade as soon as it is available. Expenditures to date on such items have not been material, and the Company does not anticipate that future expenditures will be material; however, there can be no assurance that that will be the case.

The Company is in the process of identifying and assessing third party relationships that could have an impact on the Company's operations. The Company has identified certain relationships, such as with title companies and lumber suppliers, that if they were unable to perform in January 2000, could have a material impact on the Company. Delays in recording and providing title work on properties and delivery of construction materials could delay the Company's construction efforts and could have an impact on revenues, particularly in the second quarter of 2000. The Company is seeking assurances from these parties, and if assurances are not available, will attempt to develop contingency plans.

ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company has not yet determined the effects SFAS No. 133 will have on its financial position or the results of its operations.

PART II.  OTHER INFORMATION

Items 1 through 5.
        Not applicable

Item 6. Exhibits and Reports on Form 8-K.


(a)     See exhibit index attached.

(b)     Reports on Form 8-K.

        The Registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LUNDGREN BROS. CONSTRUCTION, INC.


Date:  November 13, 1998           By  /s/Peter Pflaum
                                       --------------------------------
                                        Peter Pflaum
                                       (Principal Executive Officer)
                                       (Principal Financial Officer)

                   LUNDGREN BROS. CONSTRUCTION, INC. EXHIBITS


27       Financial Data Schedule