Form 10-K405
period 1998-12-31
LUNDGREN BROS CONSTRUCTION INC
filed 1999-04-15
CIK 898148

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

            The voting stock is privately held. None of the voting stock is held by nonaffiliates of the registrant.

            Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.

            On April 15, 1999, there were 594 voting and 10,031 non-voting shares of the registrant's no par value common stock outstanding.

                                 FORM 10-K INDEX

PART I
    Item 1.   BUSINESS.........................................................1
    Item 2.   PROPERTIES......................................................15
    Item 3.   LEGAL PROCEEDINGS...............................................15
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............15

PART II
    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.....................................16
    Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................16
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................17
    Item 7A.  QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
              RISK............................................................27
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................27
    Item 9.   CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON,
              ACCOUNTING AND FINANCIAL DISCLOSURE.............................27

PART III
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              REGISTRANT......................................................28
    Item 11.  EXECUTIVE COMPENSATION..........................................31
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT..................................................33
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................35

PART IV
    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K                                         37

SIGNATURES                                                                    46

EXHIBIT INDEX                                                                 47

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

      Since its incorporation in 1970, the Company and its affiliates have developed 2,893 lots. On December 31, 1998, the Company controlled 17 parcels of land under Land Acquisition Agreements for future development of an estimated 1,490 lots. An important part of the Company's land development strategy is to control prime property for residential development two to five years in advance of actual development, using Land Acquisition Agreements structured to require limited initial investment by the Company. Management believes that this strategy minimizes the risk of the Company owning too much land at any one time but allows the Company to control key sites for future development. See "Business - Land Acquisition."

      The Company builds custom homes and homes from standard plans at prices typically ranging from $140,000 to $800,000 for both the home and lot, with an average selling price of approximately $311,000 in 1998. Lundgren's wholly owned subsidiary, Brush Masters, Inc. ("Brush Masters"), provides painting, staining and drywall services to the Company, as well as to other residential building contractors in the Twin Cities metropolitan area.

      Since inception, the Company has built and sold over 2,934 single family homes. The Company sells its homes primarily through its own staff of sales personnel, although it also utilizes local realtors. The Company closed the sales of 282 homes in 1998, and as of December 31, 1998, had purchase agreements for the sale of 115 homes, representing approximately $38.7 million in sales. In 1997, the Company closed the sales of 204 homes, and as of December 31, 1997, had contracts for the sale of 70 homes, representing approximately $21.5 million in sales. The Company markets its homes to middle and upper income professionals and executives. The Company's marketing efforts emphasize the community atmosphere of its residential subdivisions and those characteristics it believes are distinctive to the Lundgren-built homes: desirable designs, quality construction, competitive prices and customer service, before, during and after the sale of a home.

      The Company was incorporated as a Minnesota corporation on October 29, 1970. The Company's offices are located in Wayzata, Minnesota.

OPERATING STRATEGY

      The Company's operating strategy is to attempt to achieve the following interrelated goals:

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

      (c) Quality and Customization - build homes of the highest possible quality in a particular price range and offer homebuyers an opportunity to customize their homes to a degree superior to the competition's products.

      (d) Cost Control - closely monitor the design of home plans and the construction process, from the bidding of the homes through construction in the field, to ensure that the Company is producing its homes in a manner that best balances cost-effectiveness and quality.

      (e) Design Center - provide homebuyers with ease and convenience in making selections to personalize their homes.

* Inventory Management - monitor its finished lot inventory and the number of unsold homes in order to react to changing market conditions.

* Painting, Staining and Drywall - provide cost-effective and superior painting, staining and drywall services.

LAND ACQUISITION

      The Company believes that its future success depends upon its continued ability to acquire superior home sites at competitive prices. The Company has developed procedures for, and employs management specialized in, site acquisition and development. Before the Company enters into any acquisition arrangement, it generally employs an independent marketing consultant to perform a market analysis of the geographic area to assess the future desirability of that area for single family homes, the current and future development competition, and the history of demand for housing in the area. The Company's objective is to locate areas where there will be great demand for homes in the future but with limited competition. The Company has concentrated its efforts on the western and southwestern suburbs of Minneapolis, in the communities of Eden Prairie, Chanhassen, Chaska, Minnetonka, Medina, Minnetrista, Plymouth, Shorewood, Maple Grove, Eagan, Watertown and Elko. The Company believes that these communities are, and will be, some of the most desirable areas for housing in the Twin Cities metropolitan area.

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

      The Company attempts to control parcels of undeveloped land with minimum capital expenditure. The Company acquires control of undeveloped land in several ways. In some cases, the Company has been able to obtain long-term options to purchase land for future development. The Company uses the option period to obtain necessary development approvals from government units and to evaluate the feasibility of development, including whether the development costs are within cost parameters per lot for a particular type of standard home plan. The Company also purchases land through contingent purchase agreements. Under such agreements, the Company agrees to purchase the land, contingent upon the Company's obtaining necessary zoning and government approvals, on terms satisfactory to the Company, within a predetermined period. These arrangements allow the Company to reduce the risk of purchasing a site it will not be able to develop profitably. Under these arrangements, the Company attempts to acquire the land with minimum cash investment and maximum amount of seller financing. The Company attempts to obtain such purchase money financing on a non-recourse basis, thereby limiting both its exposure to the amount invested in the property and its predevelopment costs on such site. While this policy may somewhat raise the cost of the land the Company acquires, it significantly reduces the Company's financial exposure. As competition for land increases, the Company may not be able to acquire land through such favorable arrangements in the future and may be required to expend more cash and bear more risk in order to gain and maintain control of undeveloped land. During the due diligence periods provided for in the Company's Land Acquisition Agreements, the Company employs a detailed checklist to assist in its investigation of factors affecting the feasibility of the project, including: topography, geology, soils and grading, traffic, transportation and access, environmental issues, archeological site status, regulatory processing and approval schedule, financing alternatives, market research and economic feasibility.

      Occasionally, the Company acquires control of land through joint ventures and other contractual relationships with third party landowners ("Joint Ventures"). Under these Joint Ventures, the Company generally is employed as an agent of the Joint Venture to zone and develop the property and build and sell homes on it. The Company must meet certain criteria as to cost control and absorption rates for the sale of the finished lots. The landowner subordinates his or her interest in the land to a mortgage securing the development financing. As lots are sold, the landowner shares in the profits on the finished lots. This approach allows the landowner to maximize the profit to be made on the sale of the land. It also enables the Company to control a site that it might not have been able to purchase through an option or contingent purchase agreement. The Joint Venture also enables the Company to participate in the lot profit, while retaining the profit from the construction of the homes on the site.

      Periodically, the Company acquires lots through optioning and/or purchasing finished lots from unaffiliated developers. This approach allows the Company to control a large number of finished lots, including an entire subdivision, while also enabling the Company to market a new subdivision with minimal capital expenditure and limited development risk. Generally, under these agreements, the Company controls these finished lots as long as the Company purchases a specified number of such lots within a predetermined time period. This arrangement, however, provides the Company less profit on the sale of the lot.

      Occasionally, the Company may sell a site to another entity and have it develop the site for the Company. The Company will enter into an option agreement with this entity to purchase the developed lots back. This approach allows the Company to limit the amount of debt associated with developing the site but provides the Company with less profit on the sale of the lot.

      The Company continuously searches for new sites to control which meet its development criteria. The Company also attempts, whenever possible, to upgrade the property it controls. If a better site becomes available, the Company will try to acquire control of the new site and to determine whether it should hold, sell or terminate its agreement for the less desirable parcel. The Company will also abandon attempts to zone and develop a parcel if significant development problems arise. Accordingly, the land controlled by the Company for future lot inventory is constantly changing. The Company has Land Acquisition Agreements and finished lot inventory sufficient to satisfy its anticipated land requirements for the next two to three years, and attempts to control land sufficient for its anticipated needs approximately two to five years in advance.

LAND DEVELOPMENT

      The Company's operations differ from the majority of home builders in the U.S. Census Bureau Twin Cities Metropolitan Statistical Area (The "Twin Cities MSA"), which area includes 11 Minnesota counties and 2 counties in Wisconsin, in that it is involved in both land development and home building. Land development has been historically the most profitable portion of the Company's business and an essential element to the success of the Company's home building business.

      During 1998, 62.8% of the homes delivered by Lundgren were built on lots developed by Lundgren, compared to 79.9% in 1997 and 84.8% in 1996. In the future, the Company's goal is to maintain this percentage in the range of 50% to 70%. Since inception, the Company has developed 122 residential subdivisions, ranging in size from 2 to 94 lots, in the Twin Cities MSA. In 1997, the Company commenced the development of five new residential subdivisions and, in 1998, commenced the development of nine new subdivisions.

      Once the Company acquires control of undeveloped land, it commences the process of obtaining zoning and other government approvals necessary for the proposed development. This process is generally completed in one to three years. The Company estimates the cost of development of the entire parcel to determine whether finished lots can be brought to market at a competitive, yet profitable, price. Periodically during the approval process, the Company updates its market studies to determine both the level of competition by other land developers and builders which are, or will be, developing subdivisions in the area, and projected lot absorption rates for that area. If at any time during the zoning and approval process it appears that the cost of the lots will be too great for the market, or that the approval process is not progressing satisfactorily, the Company will cease the zoning and approval process and sell or abandon its interest in the land. Therefore, because the Company's land acquisition strategy is to acquire control of the land through Land Acquisition Agreements structured to require limited initial investment by the Company and to obtain the necessary zoning and governmental approvals prior to purchasing the land, the Company minimizes the risk of substantial capital expenditures on land which it ultimately cannot successfully develop. However, the Company may spend between approximately $50,000 to $300,000 during the approval process prior to determining whether it can, or will, develop the land. Nonetheless, the Company believes that the outlay and potential loss of these predevelopment costs substantially reduces the risks of greater costs and capital expenditures associated with owning land that cannot be developed. The Company generally has been successful in obtaining the necessary zoning and governmental approvals for the development of its land.

      During the zoning and approval process, the Company determines the availability of utilities, surveys and tests soil conditions on the site and performs the required environmental reviews. Upon receipt of final governmental approvals, the Company will usually complete its purchase of the land and begin site development.

      Site development is the process whereby the undeveloped land is developed into finished lots ready for home construction. During the initial development stage, the land is graded and sanitary sewer, water main, storm sewer, curbs, gutters and streets are installed. Upon completion of the initial development stage, the Company landscapes the subdivision and constructs various amenities. The Company believes that to create a successful subdivision distinguishable from those of its competitors, it is important to create a neighborhood and a sense of community. A number of factors are involved in the creation of this sense of community: a street and lot configuration that arrives at the best balance of installation and construction costs and the esthetics of the subdivision; the location, design, landscaping and creation of the entrance; and the creation of common amenities in the subdivision, such as children's play areas, tennis courts, swimming pools, basketball courts, gazebos and community open spaces with trails for neighbors to enjoy the natural beauty of the land.

      Since inception, the Company has developed 2,893 lots, for which the sales of 2,591, or 89.6%, had been closed as of December 31, 1998. The remaining lots are subject to purchase agreements or are available for sale. The development of all but 33 lots is substantially complete. The Company expects to complete the 33 lots in 1999.

HOME BUILDING AND HOME SALES

      The Company recognizes a sale for accounting purposes on the closing date of the sale.

--------------------------------------------------------------------------------

                                  HOME CLOSINGS

      Below is a summary of the Company's closings for the past five years.


                                        YEARS ENDED DECEMBER 31,
                        --------------------------------------------------------
                          1994        1995        1996        1997        1998
                          ----        ----        ----        ----        ----
                         (Dollars in thousands, except numbers of homes closed)

Homes Closed                 247         202         198         204         282

Average Selling Price
   of Homes(1)          $    297    $    311    $    339    $    321    $    311

Total Volume of Closed
   Homes                $ 73,471    $ 62,796    $ 67,079    $ 65,549    $ 87,541

--------------------------------------------------------------------------------

(1) The average selling price per home is affected by the mix of the type of lots developed, the product line of homes sold and mortgage interest rates. The Company estimates that the average selling price for the types of homes that it will be selling in the year ended December 31, 1999 will be higher compared to 1998.

--------------------------------------------------------------------------------

      The Company markets its homes primarily to middle and upper income buyers in the Twin Cities MSA. The Company's promotional efforts include advertisements in newspapers and other printed media, internet, radio, television, illustrated brochures, billboards, on-site displays, realtor programs and furnished model homes. Based on its experience in the home building business and the comments it receives from its customers, the Company believes that, in addition to the location and design of its subdivisions, it has the competitive advantages in the areas of (a) product design; (b) customer service; (c) quality and customization; (d) cost control; and (e) its design center.

(a) PRODUCT DESIGN.

      The Company designs, and builds from, a variety of standard home plans with a vast number of pre-priced options, some of which can be customized to some extent by the customer. The Company also designs and builds true custom homes. The Company employs its own in-house designers, which it supplements from time to time with national and local architectural firms. The Company reviews its home designs on a regular basis in order to ensure that the homes incorporate marketable floor plans that are both desirable and practical. The Company also monitors local competition to determine whether its product lines and home designs continue to maintain a competitive design advantage. Additionally, the Company gets input on new home designs it is developing from focus groups, which consist of individuals who have purchased homes in the last six months in approximately the same price range as that of the Company's new home designs.

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

(b) CUSTOMER SERVICE.

      Providing a high level of customer service has always been a priority for the Company and a part of its competitive strategy. The Company attempts to maintain personal contact with its customers from their first meeting with the Company's sales representative through the construction process and after the closing. This relationship begins with the Company's sales representatives when the customer first visits one of the Company's model homes and selects a home plan and lot. The Company emphasizes customer service by making it a topic at every weekly sales meeting with the Vice President - Sales and Marketing, as well as by making it an important part of the annual sales training program that all the sales representatives are required to take. The Company's sales representatives service the customers' needs until the customers' final plans have been approved for construction. Once approval for construction has been obtained, a construction coordinator is assigned to the customers. The construction coordinators have offices at the Company's headquarters and report directly to the Vice President - Construction. The construction coordinators handle any of the customers' concerns, changes, service and warranty work and are available to talk with customers at any time during the Company's normal business hours. Additionally, these construction coordinators are specially trained to understand customers' needs and the importance of solving their problems quickly and pleasantly.

      Building a home is a very complicated process and one in which customers usually have limited or no experience. Accordingly, the Company has developed a system to educate its customers as to the Company's procedures and a schedule for everything that will happen from the time a customer signs a purchase agreement through the entire construction process and through any service and warranty work. This system establishes, prior to a customer's signing a purchase contract, the appropriate customer expectations and the sequences and timing of events during the process of building and servicing their home. The system also explains when customer input is required in order for construction to proceed as scheduled. The system is summarized for the customer in a comprehensive book entitled "Building a New Home with Lundgren Bros.," which is given to them after they have executed a purchase agreement with the Company. Moreover, at strategic points in the construction process, customers are automatically sent letters informing them of the progress and indicating what is required of them in order to keep on schedule.

      The Company also employs a system by which to evaluate the quality of its service and the satisfaction level of its homebuyers. The Company is currently implementing a system whereby it will telephone its homebuyers at four different times during the term of its relationship with the homebuyers. These telephone calls are designed to get the homebuyers' feedback on how the Company is doing and how the Company is addressing their problems, if any. The responses the Company receives from these telephone calls, which are delivered weekly to the President of the Company and the Company's department heads, are used to give management a qualitative measure as to how the Company is doing at various critical points during the home building process. In addition, the Company employs an outside firm to survey Company customers who have recently closed on a home to determine both how such customers feel about the treatment that they have received from the Company at various stages during the home building process and whether they would recommend the Company to another homebuyer.

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

      In order to provide home customers the price advantage of a standardized product line while still providing them with some flexibility to customize their homes before the final plan review, the Company has integrated its construction process with a schedule for the customers' required decision-making, contained in the book "Building a New Home with Lundgren Bros." The book coordinates the customers' required input (final plan review, change orders and selections) with the separate stages of construction. To ensure proper communication between the customer and the field superintendent, as well as to provide an inspection process to assure the customer that the construction will meet the Company's performance standards, four orientation meetings are scheduled for the customer before the closing: an on-site pre-construction meeting; a pre-drywall orientation; a pre-closing orientation; and a new home orientation (walk-through). The book also alerts the customer to construction deadlines for needed customer selections. Additionally, the Company's construction coordinator helps the customer schedule and complete all the necessary paperwork, meetings, change orders and selections. Because the Company believes that its homebuyers will increasingly demand more customizing opportunities, it has positioned itself to take advantage of such a trend.

      The Company has four standard product lines of homes that it offers its homebuyers, in addition to building totally customized homes. The standard product lines are the Heritage

Homes, the Heartland Homes, the Lifestyle Homes and the Traditional Homes. The Heritage Homes range in size from approximately 1,350 to 2,400 square feet. These homes, with the lot, sell for approximately $140,000 to $190,000. The Heartland Homes range from 1,800 to 3,000 square feet and sell with the lot from approximately $220,000 to $300,000. The Lifestyle Homes series is a maintenance-free attached or detached home. It is built in a community that has a homeowners association that controls the maintenance of the exteriors of the buildings and the common land. The Lifestyle Homes range from 1,800 to 2,200 square feet and sell with the lot from approximately $230,000 to $300,000. The Traditional Homes range in size from 1,800 to 4,000 square feet and sell with the lot from approximately $250,000 to $550,000. The purchasers of the Company's standard houses can select from various base floor plan and elevation combinations, as well as customize their homes with a selection of pre-priced options, features and upgrades. Some typical features of the Company's floor plans, depending on the subdivision, are:

      * Vaulted or higher-than-average ceilings and large decorative windows to admit natural light

      *     Two-story entries that offer a sight line through the house

      * Incorporation of columns, arches, bridges, niches and wall cutouts, formal and informal stairways and other design features

      *     Basements, most with windows or outside entries

      *     Two- and three-car garages

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

(d) COST CONTROL.

      In order for the Company to control construction costs without sacrificing quality, it must start with the efficient design of its homes. After completion of the schematic plan of a home from the Company's standard product line, the construction department, purchasing department and estimating department review the plan to ensure the home is designed to minimize the costs of labor and materials. The sales department also reviews the plan at the same time to ensure that amenities designed into the home will create value for the homebuyer. The plan is then sent to an outside structural engineer who reviews the structural integrity of the plan and makes recommendations where necessary. Additionally, the plan is sent to a truss manufacturer, electrical consultant and a cabinetmaker for additional input and recommendations. The Company then reviews these recommendations and, if appropriate, incorporates them into the final plans. Along with the design department, the construction and purchasing departments also review the final plan and officially approve it for use by the Company. The purchasing and construction departments may seek the advice of suppliers and subcontractors with respect to better or more cost efficient ways to design and build the home so as to create more value for the homebuyer. Thereafter, the plan is revised based on all of the above reviews and input into the Company's Auto Cad (computerized architectural design programs) system. The Auto Cad creates very detailed drawings of the home and allows the Company to make changes to the plan rapidly. Once the plan is completed, the purchasing and estimating departments seek to obtain competitive pricing from local subcontractors and suppliers. The Company has negotiated contracts with various vendors for set pricing on certain standard product line plans. The Company believes it is generally able to negotiate satisfactory pricing due to both the high volume of work it offers to its unaffiliated subcontractors and its ability to pay its bills promptly. The Company has also arranged and is continually attempting to establish direct purchase relationships with national vendors in order to provide certain items at a lower price. The Company believes its design center is appealing to these national vendors because it offers them a professional place to show their products, while also giving the Company an opportunity to negotiate special relationships with the national vendors.

      The Company utilizes its management information system to monitor all subcontractor expenditures for each home it builds. Once the home plans are completed, they are sent to the estimating department, which, using a computerized estimating system, determines the exact quantities of materials needed to build the home and the estimated cost associated with using such materials. This estimated cost is then verified with individual cost quotes or bids from each subcontractor or supplier. A detailed budget for the home is then input into the computerized purchase order system that enables the Company to monitor all of its costs and variances from the original budget for the home. The Company has one person who is responsible for recording and inputting into the system variances from the original budget for the home as they occur. This allows the Company to view on a daily basis any variance on every home under construction. Management normally has weekly meetings to review all variances so as to determine the cause and to establish procedures to eliminate such variances in the future.

      The Company also uses its management information system to pay its suppliers and subcontractors for their completed work on the home. Unless there is an approved variance purchase order or an approved change order that has been entered into the system, the only amount paid to the suppliers and subcontractors is the amount which was originally budgeted on the system. With this system, the Company knows at all times the current cost of each home. If there is a variance from the original budget, the Company can study the variance when it occurs to determine the reason and how to correct its plans and procedures so the variance will not occur in the future. By using this system over a period of time, the Company can determine the most cost-efficient way to produce its homes. The Company also monitors its gross margin on each home at four different points in order to make certain how the actual margin compares to the budgeted one: when the purchase agreement is signed by the Company, after the budget is placed in the computerized purchase order system, when the home closes and approximately 45 days after the home closes and all outstanding invoices have been reviewed and entered into the purchase order system.

      Over the last year and a half, Lundgren Bros. has developed an Intranet based system that will allow all Lundgren Bros. employees the ability to access a secure, central database from any point within the Company and via the Internet using a standard web browser. This central database will store information from the initial point of customer contact, during the build cycle and on through warranty and service. Each user is defined in the security module and given access via a graphical user interface to the areas they need to perform their job. The system will allow interaction with real-time data in a format that requires minimum user training and PC configuration. Some of the major benefits of this system will be the move from a paper based system to fully electronic exchange of information. For example, a change during construction was previously handled by using several paper forms and routing them through manually via hand, fax, mail, etc. The new system allows the user to initiate the change electronically. The system then forwards the information through the proper approvals and returns it to the initiator for customer review with full details (i.e., pricing, drawings, etc.) all without using paper. If the change is approved, the information will be communicated to the field via an electronic notice, thus creating a more efficient and traceable route through the Company. Other benefits include less administrative maintenance for distributing changes (new lots, base and option prices, etc.) because as soon as the information is entered it is available to all who need it; previously, time-intensive distribution routines were necessary. This system allows a continuos flow of information into and out of one data system as opposed to tracking information through many separate sub-systems. It prevents duplication of data and increases speed, security, and accuracy.

(e) DESIGN CENTER.

      All of the Company's homebuyers can choose from the Company's various base floor plans and elevation combinations or design a custom plan for themselves. Homebuyers can further customize their homes by making a number of selections and upgrades from the Company's state-of-the-art Design Center. The Design Center is located in a separate building and allows the buyers to view a wide selection of items. The Design Center currently has seven complete kitchens, six bathrooms and a media center on one level. The lower level of the Design Center displays numerous items, including selections of roofing, siding, plumbing fixtures, cabinets, interior and exterior doors, carpeting, floor coverings, counter tops and window treatments. The Company's homebuyers can visit this center as many times as they like. The Company employs interior designers who work full time for the Company and staff the Design Center to assist customers. In addition, the Company's interior design staff will meet with homebuyers on an appointment basis when it is convenient for the homebuyers to make selections, or homebuyers can visit the design center, which is open weekdays as well as during convenient evening and weekend hours. Normally, homebuyers purchasing homes from one of the Company's competitors will be forced to travel to many different locations scattered around the city to make their selections from different suppliers. This is not only time-consuming, but there is no way of controlling the quality of service the homebuyers will receive at each of these different suppliers. The Company's homebuyers will be able to make the vast majority of all their selections at the Company's Design Center, where they will be assisted by the Company's trained staff.

INVENTORY MANAGEMENT

      Much of the risk in the home building industry is related to excessive inventory, including undeveloped land, finished lots and completed homes. The Company attempts to reduce its exposure to excess capital committed to land by continuously monitoring its undeveloped and finished lot inventory. The Company tries to purchase land through options and nonrecourse contingent purchase agreements, which reduce the amount of committed capital and permit the Company to terminate or postpone the ultimate purchase of land that it does not need. The Company controls its finished lot inventory by developing finished lots in increments of approximately 20 to 40 lots, which it believes can be sold and closed in a normal market within one and one-half years from the completion of lot development. The Company reviews its lot inventory on a weekly basis.

      The Company attempts to limit its exposure to an excess inventory of completed houses by (a) generally not starting construction of a home until execution of a purchase agreement, receipt of satisfactory earnest money, receipt by the home buyer of a preliminary mortgage commitment and removal of all contingencies and (b) controlling the number of finished homes held in inventory on a project-by-project basis and monitoring weekly the sales progress of each subdivision.

      For sales and marketing purposes, the Company generally will build one or two model homes in each of its subdivisions. These homes are completed, including interior furnishings and decorations, in order to market a particular home plan to potential homebuyers. These model homes are not generally marketed for sale for at least a year or, if earlier, until the subdivision in which they are located is nearly sold out.

      As of December 31, 1998, the Company had 40 houses built or under construction to be held as inventory which represents 33.1% of the Company's total house inventory. Total house inventory also includes homes under purchase agreements. A house is put in this category as soon as application is made for a building permit. Therefore, these 40 houses could be at any stage in the construction process. In the Company's experience, these houses often sell prior to completion. The Company rarely holds many houses in inventory after completion of construction.

      The 40 houses in inventory as of December 31, 1998 were located in 21 different subdivisions. Houses in inventory are generally marketed to transferee homebuyers. Transferee homebuyers have traditionally represented a significant portion of the Company's sales. A transferee home buyer typically is relocating for employment, needs a new house within 30 to 60 days, and cannot buy a new home which is currently under construction because it would take too long to complete. The Company has actively marketed to this type of buyer for most of its history. The Company believes that these homebuyers are primarily concerned about the reputation of the builder, location and quality of the subdivision, the competitive price of the home and the resale potential of the home. The number of homes held in inventory will vary seasonally and with changes in the local and national economy.

PAINTING, STAINING AND DRYWALL SERVICES

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

      Brush Masters currently services approximately 21 residential building contractors, including three of the largest builders in the Twin Cities MSA. Brush Masters also provides all of the Company's painting and staining services. The Company's transactions with Brush Masters are conducted on terms of price, quality and service that are comparable to terms available in arm's length transactions. The Company represented 52.2% of Brush Masters' sales in 1998.

      Brush Masters competes with numerous small painting, staining and drywall contractors, generally on the basis of quality and service.

COMPETITION

      The Company faces competition in its land acquisition, land development and home building activities. While the Company's objective is to purchase and develop land located in areas where there will be great demand for homes in the future with limited competition, it nonetheless competes with many national builders, including the Rottlund Companies, U.S. Home Corporation (doing business as Orrin Thompson Homes), Pulte Homes, Centex Homes, Ryland Homes, Town & Country and D.R. Horton (doing business as Joe Miller Homes), as well as a number of large local builders, who also seek to acquire land in the same types of areas. In addition, the Company faces competition in its land development activities. The competition principally consists of the larger home builders, mentioned above, which develop land for their own account, as well as land developers who specialize in developing for small builders. The Company's home building activities are also subject to competition from national builders and large and small local builders. The building and sale of residential properties is highly competitive and fragmented, and it involves a number of interrelated factors, including location, product design, perceived value, price and reputation in the marketplace. With the entrance of the above-referenced national builders into the Twin Cities market, the home building competition in the Twin Cities has increased. Additionally, the Company competes with a large number of relatively small local builders who generally purchase finished lots from unaffiliated developers, build homes on these lots and then sell them to the public. These small builders, however, are generally restricted to making a profit only on the actual sale of the house, while the lot developer realizes the profit on the sale of the lot. The Company also faces competition with respect to the sale of the houses it builds with the resale of existing houses and rental homes.

EMPLOYEES

      At December 31, 1998, the Company employed 216 full-time employees, including executive and office personnel, construction superintendents, painters and general laborers. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

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

RECENT DEVELOPMENT

      On February 16, 1999, the Company's shareholders entered into a nonbinding agreement with a third party to sell all of the issued and outstanding shares of the Company. Among other things, the transaction is subject to the execution of a definitive agreement and satisfactory completion of due diligence. There can be no assurance that the transaction will be completed as contemplated.


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

                        SQUARE        LEASE        MONTHLY        EXPIRATION
      TYPE               FEET        LOCATION      PAYMENT            DATE
----------------      ----------     --------      -------        ----------

Warehouse                1,120       Loretto       $  650       month to month

Office/Warehouse         8,450        Medina        3,330(1)        4/30/99

--------------------------------------------------------------------------------

(1)   Does not include required additional payments for operating expenses.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not subject to any currently pending legal proceedings other than those arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's shareholders during the three-month period ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

      The Company's common stock is held of record by five persons and is not actively traded. The Company paid no dividends on its common stock during the three-year period ended December 31, 1998. The terms of certain of the Company's debt agreements restrict the payment by the Company of dividends on its common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data of the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 are derived from consolidated financial statements of the Company. The report of independent accountants on the consolidated financial statements for the year ended December 31, 1996 of PricewaterhouseCoopers LLP, and independent auditors' report on the consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended of Deloitte & Touche LLP are included elsewhere in the Form 10-K. The consolidated statement of operations data, as they relate to each of the three years in the period ended December 31, 1998, and the selected consolidated balance sheet data, as of December 31, 1997 and 1998, should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, set forth elsewhere in this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows.

                                                                            YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            1994(3)     1995(3)     1996        1997        1998
                                                            ----        ----        ----        ----        ----
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF OPERATIONS DATA:
   Revenues(2) ........................................   $ 75,814    $ 65,217    $ 69,798    $ 68,658    $ 91,296
   Cost of revenues ...................................     64,004      55,591      59,052      60,839      80,323
                                                          --------    --------    --------    --------    --------
   Gross profit .......................................     11,810       9,626      10,746       7,819      10,973
   Operating expenses .................................      7,216       7,429       7,238       6,528       7,816
                                                          --------    --------    --------    --------    --------
   Operating income ...................................      4,594       2,197       3,508       1,291       3,157
   Other income (expense), net ........................       (706)     (1,608)     (1,643)     (2,427)     (2,072)
                                                          --------    --------    --------    --------    --------
   Income (loss) from continuing operations
      before income taxes .............................      3,888         589       1,865      (1,136)      1,085
   Income tax provision (benefit) for
      continuing operations ...........................      1,308         253         709        (489)        372
                                                          --------    --------    --------    --------    --------
   Income (loss) from continuing operations ...........      2,580         336       1,156        (647)        713
   Income (loss) from discontinued
      operations(1) ...................................       (740)         86        (145)         --          --
                                                          --------    --------    --------    --------    --------
   Net income (loss) ..................................   $  1,840    $    422    $  1,011    $   (647)   $    713
                                                          ========    ========    ========    ========    ========
   Income (loss) per share (basic and diluted):
      Continuing operations ...........................   $    243    $     32    $    109    $    (61)   $     67
      Discontinued operations .........................        (70)          8         (14)         --          --
                                                          --------    --------    --------    --------    --------
         Net income (loss) ............................   $    173    $     40    $     95    $    (61)   $     67
                                                          ========    ========    ========    ========    ========

                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                            1994(3)    1995       1996       1997       1998
                                                            ----       ----       ----       ----       ----
SELECTED BALANCE SHEET DATA:
   Inventories ........................................   $ 30,246   $ 34,166   $ 37,828   $ 35,614   $ 39,601
   Total assets .......................................     43,703     47,763     51,695     52,784     59,487
   Long-term debt .....................................     10,664     10,766     15,739     16,337     14,714
   Total liabilities ..................................     37,861     41,378     44,299     46,035     52,025
   Stockholders' equity ...............................      5,842      6,385      7,396      6,749      7,462

(1) Discontinued operations reflect the discontinuation of the remodeling business in November 1996.
(2) Revenues from lot and home sales are recognized on the closing date of the property sale. See Note 1 to the Consolidated Financial Statements.
(3) 1994 and 1995 are restated to retroactively reflect for periods prior to January 1, 1995 a change in accounting method for capitalized land acquisition and development costs. The impact of the retroactive restatement is as follows:

                                                                           1994      1995
                                                                           ----      ----
      Income from continuing operations ..............................     $642     $  --
      Cumulative effective of change in accounting ...................       --      (763)
                                                                           ----     -----
      Net income .....................................................     $642     $(763)
                                                                           ====     =====

      Income (loss) per share (basic and diluted):
         Continuing Operations .......................................     $ 60     $  --
         Cumulative effect of change of accounting ...................       --       (72)
                                                                           ----     -----
         Net Income (loss) ...........................................     $ 60     $ (72)
                                                                           ====     =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following analysis of the Company's consolidated financial condition and results of operations as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997, and 1998 should be read in conjunction with the Company's Consolidated Financial Statements, related Notes thereto, and other information presented elsewhere in this Form 10-K.

GENERAL

      The Company operates in the new homes business segment, which includes land acquisition and development, home building and home sales, inventory management and painting, staining and drywall services. In 1996 and prior, the Company also operated in the remodeling segment, which was discontinued in November 1996, and which consisted of home remodeling design and construction services.

      The Company's revenues are derived from its interrelated activities of land development and home building, providing painting, staining and drywall services. When a home sale is closed, the revenues are allocated both to the home (home construction revenues) and to the lot on which the home is constructed (lot revenues). In 1998, home construction and lot revenues were $87.6 million or 96% of total revenues. Revenues from painting, staining and drywall (excluding those to the Company's new home construction operations) were $3.7 million or 4% of total revenues. The 1998 percentages are consistent with the percentages for 1997. The Company sells finished lots to other builders when the Company has excess finished lot inventory and when a subdivision is nearly sold out. In 1998, sales of lots to other builders accounted for less than 1% of total revenues.

      The Company's gross profit on home construction revenues and lot revenues for 1998 was $9.8 million or 90% of the total gross profit. Of the $9.8 million gross profit, $7.8 million was derived from the sale of homes and $2.0 million from the sale of lots on which such homes were built. The gross profit margins experienced by the Company were historically higher on lot revenues than on home construction revenues when the lot and house are sold together, but in 1998 they moved closer together. In 1998 the gross profit margin on home construction revenues was 11%, while the gross profit margin on lot revenues was 11%. The gross profit margin on homes varies significantly from development to development. The Company's painting, staining and drywall business had gross profit margins (excluding those derived from the Company's new home construction operations) of 31% in 1998.

      The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction of a home, except where the Company is building a house to be held in inventory or to be used as a model home. The Company does not recognize a sale for accounting purposes until construction is completed and the sale is actually closed. The time period from execution of a purchase agreement with a home buyer to the closing of the home sale generally ranges from three to six months. This time period varies due to many factors, including the purchaser's mortgage approval process, the status of the home's construction when the purchase agreement is executed and the removal of the contingencies, if any, contained in the purchase agreement. At December 31, 1998, the Company had signed purchase agreements for the sale of 115 homes, compared to 70 homes at December 31, 1997. The Company considers these signed purchase agreements to constitute its backlog. The Company's business is significantly affected by local and national general economic conditions, in particular by mortgage interest rates and the availability of mortgage financing. The Company believes that trends in general economic conditions, mortgage interest rates and consumer confidence levels in the Twin Cities metropolitan area are currently more favorable than at the end of 1997. Any substantial increase in mortgage interest rates or decrease in consumer confidence levels could cause a decrease in future home sales. Such a decrease in sales would be offset in part by decreased development and construction costs and overhead.

RESULTS OF OPERATIONS

1998 Compared to 1997

      Revenues increased $22.6 million or 32.0% in 1998 compared to 1997. The Company closed on sales of 282 homes in 1998, compared to 204 closings in 1997. The average selling price of homes closed decreased by 3.1% in 1998 from the average selling price of homes closed in 1997. The decrease in average selling price is due to a change in the mix of homes closed in 1998 compared to 1997.

      Gross profit margin increased to 12.0% in 1998, compared to 11.4% in 1997. The Company believes that this increase in gross profit margin is primarily due a decrease in sales incentives given to homebuyers due to a strong housing market slightly offset by higher land costs.

      Operating expenses (which include selling, general and administrative expenses) increased by $1,288,000 in 1998 compared to 1997. The increase is mainly due to a $726,000 increase in discretionary bonuses to substantially all employees, an increase in rental expense of $258,000, increase in staffing due to increased volume, and an increase in legal and consulting fees in 1998. As a percentage of revenues, these expenses decreased to 8.0% in 1998 compared to 9.0% in 1997 due to the substantially higher increase in revenues than the increase in operating expenses.

OTHER INCOME (EXPENSE), NET

      Interest expense decreased by $182,000 in 1998 compared to 1997. The decrease is mainly due to lower interest rates and decreased borrowings for land acquisition and development due to purchasing finished lots from other developers.

      Other income (expense), net increased $173,000 in 1998 from 1997. The increase is mainly due to an increase in interest income.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      Income from continuing operations in 1998 was $713,000 compared to loss from continuing operations of $647,000 in 1997. This increase in 1998 is primarily due to increases in both revenues and gross profit.

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

      Other income (expense), net decreased $145,000 in 1997 from 1996. The decrease is mainly due to a gain in 1996 on the sale of an investment in a land development partnership of $123,000 which is partially offset by an increase in interest income.

INCOME (LOSS) FROM CONTINUING OPERATIONS

      Loss from continuing operations in 1997 was $647,000 compared to income from continuing operations of $1.2 million in 1996. This decrease in 1997 is primarily due to the decline in revenues, together with a decrease in gross profit margins and increase in interest expense in 1997.

NET INCOME (LOSS)

      Net loss in 1997 was $647,000, a decrease of $1.7 million from $1.0 million of net income in 1996. This decrease is mainly due to a decrease in sales of $1.1 million, a decrease in gross profit margins of $2.9 million, a decrease in operating expenses of $710,000, an increase in interest expense of $639,000, and a decrease in tax provision of $1.2 million which are offset by a decrease in loss in 1996 from the discontinued operations of the Company's remodeling division of $145,000.

LIQUIDITY AND CAPITAL RESOURCES

1998 Compared to 1997

      Cash increased $278,000 to $2.3 million in 1998 from $2.0 million in 1997.

      Cash flows provided by operating activities were $1.7 million in 1998, which was approximately equal to the $1.6 million provided in 1997. In 1998, cash was provided by a $713,000 profit from continuing operations, a $1.4 million increase in accounts payable, a $0.2 million increase in estimated cost to complete sold homes, a $1.0 million increase in accrued expenses, a $1.1 million increase in income tax payable, a $1.1 million increase in customer deposits and $399,000 related to other changes in operating assets and liabilities. These cash provisions were partially offset by cash used for an increase in restricted cash of $715,000; a $3.1 million increase in land and model home inventories; and a $746,000 increase in land options and earnest money deposits on land.

      Cash flows used in investing activities were $510,000 in 1998, an increase of approximately $194,000 from $316,000 cash used in 1997. The increase was primarily due to an increase in expenditures for property and equipment.

      Cash flows used in financing activities were $884,000 in 1998, an increase of approximately $290,000 from the $594,000 used in financing activities in 1997. The increase was primarily due to a $3.1 million increase in repayment of borrowings on the Company's bank lines of credit offset by a $4.0 million increase in borrowings for land acquisition, land development and home construction.

1997 Compared to 1996

      Cash increased $726,000 to $2.0 million in 1997 from $1.3 million in 1996.

      Cash flows provided by operating activities were $1.6 million in 1997, an increase of approximately $3.1 million from the $1.5 million used in 1996. In 1997, cash was provided by a decrease in cash invested for land and model home inventories of $4.2 million and a $1.4 million increase in accounts payable. These cash provisions were partially offset by cash used for an increase in restricted cash of $875,000; a $486,000 decrease in estimated costs to complete sold homes; a $456,000 increase in prepaid expenses; a $647,000 loss from continuing operations; and $1.0 million related to other changes in operating assets and liabilities.

      Cash flows used in investing activities were $316,000 in 1997, an increase of approximately $150,000 from $166,000 cash used in 1996. The increase was primarily due to an increase in expenditures for property and equipment and to the effect of proceeds from the sale of an investment in a land development partnership in 1996.

      Cash flows used in financing activities were $594,000 in 1997, an increase of approximately $544,000 from the $50,000 used in financing activities in 1996. The increase was primarily due to increased net borrowings on the Company's bank lines of credit to finance increased working capital needs.

Financing

      The Company believes that internally generated funds, amounts available under its four lines of credit and borrowing arrangements, including the 1993 and 1996 Subordinated Debentures, will continue to be the primary sources of capital for liquidity. However, the Company may seek additional long-term financing.

      The Company's financing needs depend primarily upon sales volume, asset turnover, land acquisition and inventory balances. The Company presently finances substantially all of its land acquisition and development and home construction activities through borrowing arrangements for individual projects or homes under construction. The borrowing arrangements evolve with each stage of the process from land acquisition, to development, to construction of a home, and to the sale of the home and lot. During 1998, the Company entered into an arrangement involving the sale of raw land to a non-affiliated entity for which the Company has an option to subsequently purchase back as developed lots.

      The Company also utilizes secured lines of credit to finance its operations. The Company has approved aggregate credit of $9.9 million, subject to a borrowing base. At December 31, 1998, the aggregate maximum credit available under the lines of credit was $8.9 million, of which $3.5 million was utilized and $5.4 million was available.

      The Company's outstanding indebtedness, as of December 31, 1998, included $20.7 million due within one year. The Company has historically operated with a substantial amount of its outstanding indebtedness due within one year and has historically paid such debt out of earnings or through refinancing, where applicable. The Company believes that the amounts available under its lines of credit, borrowing arrangements, and amounts generated from operations will be sufficient to satisfy its debt obligations due in the next year. However, there can be no assurance that the Company will be able to continue to obtain adequate short-term financing, including bank financing, in the future.

INFLATION AND THE EFFECTS OF CHANGING PRICES

      Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to pass most increased costs due to inflation on to its customers and expects to be able to do so in the future. Unless such costs are recovered through higher sales prices, gross profit margins will decrease. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates from mid-year 1995 through early 1996, and then again in late 1997 through 1998. As interest rates increase, construction and financing costs, as well as the cost of borrowed funds, also increase and can result in lower gross profits. In addition, as interest rates continue to rise, customers may be discouraged from purchasing a home, due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed year-round.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. The Company adopted SFAS No. 130 during 1998, and there were no items of other comprehensive income for all periods presented.

      In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about products and services, activities in different geographic areas, reliance on major customers, and to disclose certain operating segment information in their financial statements. Operating segments are components of an enterprise for which financial information is available and evaluated by the enterprises chief operating decision-maker in allocating resources and assessing performance. The Company adopted SFAS No. 131 during 1998. The Company has determined that it operates in one segment. In addition, all long lived assets are located in, and all revenue is derived from, customers within Minnesota.

      During 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for the Company in 2000. The Company is currently evaluating the impact, if any, of this statement.

YEAR-2000 COMPLIANCE

PROJECT PHASES

The Company's IS department has developed a year-2000 (Y2K) Project Plan consisting of four phases:

Phase 1. Inventory and Assessment involves identifying all date-impacted systems and equipment and establishing procedures for modifying and maintaining a current inventory of equipment. This phase is complete, other than the ongoing assessment of new systems and gathering final data from vendors.

Phase 2. Detection involves identifying compliance status of all date-impacted systems and equipment, identifying connections between the Company and its business partners, setting priorities on systems and equipment based on business risk, developing a plan and cost estimate to repair, retire or replace each noncompliant system and product and establishing a testing approach. This phase is complete, except for the ongoing assessment of new systems and the phaseout of noncompliant hardware.

Phase 3. Correction involves repairing, retiring or replacing noncompliant systems and products, preparing detailed testing plans and cost estimates, establishing testing organization and environment, conducting unit testing and preparing integration testing plans. The Company has completed this phase, and has scheduled a full audit by an outside technology firm to be conducted in May 1999.

Phase 4. Testing involves conducting internal integration testing of hardware and software. The Company is currently in this phase and is on schedule to be substantially completed by May 31, 1999. This phase also includes maintaining compliance throughout 1999 to insure our year-2000 preparedness remains intact. Testing will be done with various tools such as the Ymark 2K test and other test software and equipment provided by outside manufacturers.

Total compliance with a status of "ready for live test" will be completed by May 31, 1999. The Company has scheduled an outside company to facilitate the "live" test during the first week of June, 1999. Any issues found as a result of these tests will be dealt with in the same manner as items found during the original inventory.

PROJECT DETAILS

The following details outline the standings of the Company's information systems regarding the year-2000 rollover with regard to each aspect.

Levels of Compliance

Hardware/System BIOS  level
      Servers - All netware and NT 4.0 Servers have been addressed and current patch levels are continually applied, which address remaining minor year-2000 issues. Netware Client 32/Intranetware has been updated on all client workstations. All hardware is compliant.
      Plan: Continue to keep current on version and patch levels as they are released from Novell and Microsoft.

Client/User Computers - 90% of all networked computers are compliant. The remaining computers are older and have only a BIOS level issue that is currently being upgraded or replaced. Compaq has issued a compliance statement for all computers purchased after October 1997, the 10% still outstanding are those purchased before this date.
      Plan: Compaq has issued BIOS upgrades at no cost for some of these models. The computers that fall within the noncompliant range will get either a bypass chip or a upgraded BIOS prior to May 31, 1999.

Communications/Voice Equipment - The primary phone system in use by the Company was upgraded in the Fall of 1998 to meet Y2K compliance levels. This upgrade also included the voicemail system.
      Plan: Fax machines and stand alone phone equipment verification is in process and will be addressed as needed to meet compliance levels prior to May 31, 1999.

Operating System Level:
      Servers - All Netware and NT 4.0 Servers have been addressed an current patch levels are continually applied, which address remaining minor Year-2000 issues. Netware Client 32/Intranetware has been updated on all client workstations. All hardware is compliant.
      Plan: Continue to keep current on version and patch levels as they are released from Novell and Microsoft.

      Client/User Computers - 98% of all networked computers are compliant. There are 6 computers on the Company's network that are operating at DOS levels that are not compliant. All other computers are running Operating Systems that are compliant (Windows 95, Windows NT 4.0).
      Plan: The noncompliant machines will be replaced before May 31, 1999 with new compliant machines running a compliant operating system as part of a departmental upgrade.

      Peripherals - All Network printers are compliant (HP LaserJet, InkJet, DesignJet). The Company uses Jet-Direct cards to allow these printers to interact over our network and these are also compliant. The software used to manage these printers is also compliant. All stand-alone printers are also compliant including those with fax, scan and copy capability.
      Plan: Compliant; no outstanding issues.

      Communications/Voice Equipment - The primary phone system in use by the Company was upgraded in the Fall of 1998 to meet Y2K compliance levels. This upgrade also included the voicemail system hardware and software.
      Plan: Fax machines and stand-alone phone equipment verification is still in process and will be addressed as needed to meet compliance levels.

      Data Connection/Routers - All Cisco routers used at the Company are compliant. Cisco has confirmed that all IOS software releases at 11.0 or higher are Y2K compliant.

Software Compliance:
      Server Level:
      Email/Collaboration - MS Mail and Exchange Server are fully compliant with regard to components being used by the Company.
      Database Systems - SQL Server 6.5 is fully compliant. Inoculation/Anti-Virus Systems - McAfee Netshield and Virusscan are fully compliant as long as systems that software is run on are compliant. Date and time tracking is noncritical to software function.
      Backup Systems - Arcserve 6.5 is fully compliant on both NT and Netware Servers.
      System Management - Current system management is run through default and standard interfaces provided by software manufacturer. No compliance issues at this point.
      Middleware - Allaire ColdFusion is the only middleware used that is related to Company applications. It is compliant with no issues.

      Software Level:
      TOM System (fully integrated Accounting, Estimating, Purchase Order, Warranty system) - The Company will install the latest release in April 1999 that will bring the entire system to a Y2K compliant level.
      Microsoft Office 4.3 and 97 - The Company is in the process of evaluating Excel worksheets for potential date formula issues and those will be dealt with on an individual basis.
      HomeBase Intranet System - Fully compliant with no issues.
      Monticello Estimating Interface with TOM - The Company received the latest release and will implement in April 1999.
      ADP Payroll - Compliant, the system was upgraded in 1998 to latest version.
      Norwest Bankties - Compliant.
      Other Non-Critical Software - The Company uses Adobe Photoshop, Allaire Homesite, CD Writing Software and other miscellaneous scanning and media software that is not impacted by date/time issues related to Y2K.

      All costs incurred to date by the Company have been expensed (approximately $2,000). The Company anticipates future costs to be less than $5,000, including hardware costs of less than $500, with the exception of 6 PCs that are being updated primarily for other reasons, audit and related testing costs of less than $1,000 in total, and no additional software costs, as all patches are free of charge and others are included in support agreements.

      The Company is in the process of identifying and assessing third party relationships that could have an impact on the Company's operations. The Company has identified certain relationships, such as with title companies, banks and lumber suppliers, that if they were unable to perform in January 2000, could have a material impact on the Company. The impact would not be loss of revenue, but postponement of revenue recognition to possibly the second quarter of 1999, and therefore the cost would be related to cost of funds. The Company has not yet quantified this amount. Beginning in May 1999 all purchase agreements between the Company and homebuyers will include a disclaimer relating to possible delays caused by Y2K events. The Company therefore anticipates no potential liability due to legal actions for breach of contract or other harm. The Company has formed a Y2K Committee represented by employees from various departments in the Company, who will investigate third party relationships and will establish contingency plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is subject to interest rate risk on its long-term debt and runs the risk of interest rate fluctuations. At December 31, 1998, the Company has fixed and variable rate debt of approximately $9.4 million and $26.0 million, respectively. The interest rates for the Company's variable rate debt are based on the respective lender's base rate, plus an additional percentage rate ranging from 0.5% to 5.0% at December 31, 1998. A one percentage point increase or decrease in the respective lender's base rate would increase or decrease annual interest expense by approximately $260,000 at December 31, 1998.

      The Company believes that fair value approximates recorded values for such financial instruments as cash and cash equivalents, trade receivables and payables, short-term debt and option deposits because of the typically liquid, short-term nature, market rate terms and lack of specific concentration of these instruments. The fair value of the 1993 and 1996 subordinated debentures cannot be readily determined as they are not actively traded on the open market.

      The Company does not have any transactions denominated in foreign currencies and does not purchase or hold any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 and Index to Consolidated Financial Statements beginning on page 37.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS ON, ACCOUNTING AND FINANCIAL DISCLOSURE

      Previously reported on Forms 8-K filed with the Securities and Exchange Commission on October 15, 1997 and November 21, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current executive officers and directors of Lundgren are as follows:

         NAME          AGE                        TITLE
         ----          ---                        -----

Peter Pflaum            56    President and Director, Executive Committee Member

Terrance M. Forbord     48    President - Land Development Division, Executive
                              Committee Member

William O. Burgess      34    Vice President - Purchasing, Executive Committee
                              Member

James L. Weaver         45    Vice President - Construction, Executive Committee
                              Member

Allan D. Lundgren       56    Vice President, Secretary/Treasurer
                              and Director, Executive Committee Member

Richard W. Denman       48    Vice President - Sales and Marketing, Executive
                              Committee Member

Peter T. Beucke         40    Director of Design, Executive Committee Member

Laurie A. Vercnocke     49    Vice President of Finance, Executive Committee
                              Member

Michael A. Pflaum       54    Vice President - Land Development

Marc S. Anderson        50    Vice President -  Land Development

Edmund M. Lundgren      60    Vice President and Director

Gerald T. Lundgren      59    Vice President

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

      TERRANCE M. FORBORD served as President - Land Development Division from August 1996 until February, 1999 and Vice President - Land Development of the Company since April 1988. In this position, he supervised the land acquisition and land zoning activities of the Company. Prior to joining the Company, he was Vice President of Residential Development for the Scotland Company and a sales manager/broker for Scott Realty and Coldwell Banker's Scott Real Estate.

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

      LAURIE A. VERCNOCKE has been Vice President of Finance since 1998 and was Controller since May 1996. In this capacity, she is responsible for supervising the financial management, accounting, information systems and office management. From 1987 until 1996, Ms. Vercnocke was Controller for Cambridge Homes, Inc. in Chicago, Illinois, where she supervised the accounting and finance areas. From 1982 until 1987, she was Controller-Treasurer of Westfield Development Co., another Chicago area homebuilder.

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

                                     ANNUAL
                                  COMPENSATION

        NAME AND                                               OTHER ANNUAL(1)      ALL OTHER(2)
   PRINCIPAL POSITION      YEAR      SALARY($)     BONUS($)    COMPENSATION($)    COMPENSATION($)
   ------------------      ----      ---------     --------    ---------------    ---------------
Peter Pflaum,               1998      207,692      156,000          4,064              1,588
   President                1997      200,000            0          3,968              2,000
                            1996      200,000      112,500          2,174              1,875

Richard W. Denman,          1998      138,908       46,000         37,787              2,209
   Vice President -         1997      185,000            0          3,000                  0
   Sales and Marketing      1996      289,000            0          3,000              1,619

Terrance M. Forbord,        1998      176,538       20,000          4,800              2,267
   President - Land         1997      176,154            0          4,800              2,000
   Development Division     1996      158,577       68,000          4,800              1,875

James L. Weaver,            1998      117,692       10,000            987              1,483
   Vice President -         1997      110,000            0            718              1,699
   Construction             1996      110,000       25,000            629                825

William O. Burgess,         1998      114,231       20,000         23,251              1,283
   Vice President -         1997      110,000            0          9,018                  0
   Purchasing               1996            0            0              0                  0

----------------------------------------
(1) Consists of fringe benefits for annual car or house allowances, personal use of Company-owned vehicles or insurance premiums paid on behalf of the officer.
(2) Consists of a matching contribution by the Company to the Company's 401(k) plan.

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

      The Company has a Compensation Committee made up of Peter Pflaum, Allan Lundgren, James Weaver, Laurie Vercnocke and Linda Freiboth, Human Resources Manager. The Committee establishes guidelines for the managers of the Company in regard to compensation and makes all final decisions and recommendations regarding compensation of non-Executive employees.

      Directors of the Company are not compensated for their services as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the ownership of Lundgren's common stock as of December 31, 1998 by each person who is known by Lundgren to beneficially own more than 5% of Lundgren's common stock, by each of Lundgren's Directors, and by all directors and executive officers as a group.

        NAME AND ADDRESS             TITLE OF           NUMBER OF SHARES      PERCENT OF CLASS
      OF BENEFICIAL OWNER              CLASS          BENEFICIALLY OWNED(1)   OUTSTANDING(1)(2)
      -------------------              -----          ---------------------   -----------------
Peter Pflaum                        Voting Common             297                   50.0%
935 East Wayzata Boulevard
Wayzata, MN  55391                  Non-voting
                                      Common                4,166                   41.5%

Patrick C. Wells
935 East Wayzata Boulevard          Non-voting
Wayzata, MN  55391                    Common                1,845                   18.4%

Edmund M. Lundgren                  Voting Common              99                   16.7%
935 East Wayzata Boulevard
Wayzata, MN  55391                  Non-voting
                                      Common                1,340                   13.3%

Allan D. Lundgren                   Voting Common              99                   16.7%
935 East Wayzata Boulevard
Wayzata, MN  55391                  Non-voting
                                      Common                1,340                   13.4%

Gerald T. Lundgren                  Voting Common              99                   16.6%
935 East Wayzata Boulevard
Wayzata, MN  55391                  Non-voting
                                      Common                1,340                   13.4%

All officers and directors as a     Voting Common             594                  100.0%
group (8 persons)
                                    Non-voting
                                      Common               10,031                  100.0%

----------------------------------
(1) Each person named has sole voting and investment power with respect to all of his outstanding shares.
(2) The percentage calculation is based upon 594 shares of voting common stock and 10,031 shares of non-voting common stock outstanding on December 31, 1998.

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

      The purchase price for shares of stock under the Agreement is the lesser of twice the book value per share or $282.35 per share, but shall not exceed $658.82 per share in the event of a death or $470.58 per share in the event of disability. A purchase by the Company in the event of disability or death is fully funded by disability or life insurance, respectively, payable entirely at closing or, in the event of Peter Pflaum's disability, a portion being payable at closing with the balance of insurance payments being payable in 60 equal monthly installments. The price per share payable by the Company in the event of a shareholder's disability or death may never exceed the amount of insurance proceeds the Company is to receive divided by the number of shares that it is required to purchase. In the event of a voluntary sale, involuntary transfer or termination of employment, 25 percent of the purchase price will be paid at closing with the balance payable in 60 equal monthly installments.

      An option held by any shareholder upon an occurrence giving rise to an option is assignable with the consent of all shareholders.

      On March 1, 1998, the Company, Patrick Wells and Peter Pflaum entered into an agreement (the "Wells Option") whereby Mr. Wells granted first to Peter Pflaum and then to the Company the right and option to purchase his 1,845 shares of non-voting stock over a 7-year term expiring September 1, 2005. The Wells Option created the right, but not the obligation, first in Peter Pflaum, and then in the Company, to purchase the shares. In order to keep the option alive, the optionees were required to make certain minimum purchases per year. In 1998, option payments totaled just under $200,000. The initial purchase price for the shares under the Wells Option was $696.30 per share, which was the book value per share calculated as of December 31, 1996. The purchase price increased 6% per year. The Wells Option also terminated a number of other provisions relating to Patrick Wells' employment. He ceased employment as an officer and director of the Company on January 2, 1997. On February 15, 1999, the Company, Patrick Wells and Peter Pflaum signed a termination of the Wells Option and Patrick Wells refunded the $200,000 of option fees to the Company.

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

      The Company owns, as a limited partner, a 52.17% interest in Tealwood Limited Partnership, a partnership of which Peter Pflaum and Patrick C. Wells are general partners holding 10.16% and 6.78% interests, respectively. Gerald T. Lundgren and Michael A. Pflaum, officers of the Company, each own 3.52%. The balance is owned by unrelated third parties. This partnership currently holds approximately $129,000 in cash and two parcels of land available for the construction of four to six townhomes. This partnership has not been active since 1987.

      The shareholders of the Company have loaned money to the Company from time to time. The Company has used the proceeds of such loans for working capital. Such loans bear interest equal to the highest rate the Company is then paying under its credit facilities with banks, institutional and specialized industry lenders. The loans are generally repaid by the Company before the end of the following fiscal year. In 1998 and 1997, the shareholders did not loan money to the Company. The shareholders are not obligated to make any such loans to the Company in the future. The Company currently has sufficient capacity under its Credit Agreements to fund its operations without utilizing these loans.

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

      In May 1997, the Company sold approximately $1.0 million of undeveloped land and related research costs to Marsh Pointe, LLC ("Marsh Pointe"), which is owned by the shareholders of the Company, in exchange for a $768,000 note receivable and Marsh Pointe assumed two land mortgages totaling $182,000. The note receivable is due on demand and matures on

December 31, 1999 with interest payable at 1% above prime rate. The outstanding balance as of December 31, 1998 was $689,000. Marsh Pointe will develop the land and the Company has an option agreement with Marsh Pointe that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with nonrelated parties.

      In September 1997, the Company sold approximately $377,000 of research costs for a parcel of undeveloped land to Plum Tree 3rd, LLC ("Plum Tree 3rd"), which is owned by the shareholders of the Company, in exchange for a $377,000 note receivable. The note receivable is due on demand and matures on December 31, 1999 with interest payable at 1% above prime rate. The outstanding balance as of December 31, 1998 was $377,000. Plum Tree 3rd will develop the land and the Company has an option agreement with Plum Tree 3rd that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with nonrelated parties.

      In May 1998, the Company sold approximately $230,000 of research costs for a parcel of undeveloped land to Plum Tree 4th, LLC ("Plum Tree 4th"), which is owned by the shareholders of the Company, in exchange for a $230,000 note receivable. The note receivable is due on demand and matures on December 31, 2000 with interest payable at 1% above prime rate. The outstanding balance as of December 31, 1998 was $230,000. Plum Tree 4th will develop the land and the Company has an option agreement with Plum Tree 4th that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with nonrelated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)     The following documents are filed as part of this report:

        1.      Consolidated financial statements of the Company.

                        Report of Independent Accountants as of and for the Years Ended December 31, 1997 and 1998

                        Report of Independent Accountants for the Year Ended December 31, 1996

                        Consolidated Balance Sheets, December 31, 1997 and 1998

                        Consolidated Statements of Operations and Retained Earnings for the Years Ended December 31, 1996, 1997 and 1998

                        Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998

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

       (10)10.67 Acquisition and Closing Agreement, dated as of May 16, 1997, by and between the Company and Marsh Pointe LLC Incorporated by reference to the Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.68 Form of Option Agreement between the company and Marsh Pointe LLC Incorporated by reference to the Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.69 Building Loan Agreement, dated as of June 26, 1997, by and between the Company and CWM Mortgage Holdings, Inc., d/b/a Construction Lending Corporation of America. Incorporated by reference to the Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.70 Master Sale and Rental Agreement, dated as of May 27, 1997, by and between the Company and National Model Homes, Inc. Incorporated by reference to the Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.71 Acquisition and Closing Agreement, dated as of June 10, 1997, by and between the Company and BF Holding Company. Incorporated by reference to the Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.72 Form of Option Agreement between the Company and BF Holding Company. Incorporated by reference to the Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

       (10)10.73 Loan Agreement, dated as of November 13, 1997, by and between the Company and Norwest Bank Minnesota, National Association.

       (10)10.74 Revolving Real Estate Note, dated November 13, 1997, by the Company in favor of Norwest Bank Minnesota, National Association.

       (10)10.75 Master Sale and Rental Agreement, dated as of December 31, 1997, by and between the Company and National Model Homes, Inc.

       (10)10.76 Agreement, dated March 1, 1998, by and between the Company, Patrick Wells and Peter Pflaum.

       (11)10.77 Second Amendment and Extension of Promissory Note, dated March 21, 1998, of the Company and U.S. Bank National Association.

       (11)10.78 Second Amendment to Letter Agreement, dated March 21, 1998, between the Company and U.S. Bank National Association.

       (11)10.79 Letter Agreement, dated March 26, 1998, between the Company and Builders Development & Finance, Inc.

       (12)10.80 Partial Assignment of Option, dated May 29, 1998, between the Company and Plum Tree 4th LLC.

       (12)10.81 Form of Option Agreement between the Company and Plum Tree 4th LLC.

       (12)10.82 Third Amendment to Letter Agreement, dated April 29, 1998, between the Company and U.S. Bank National Association.

       (12)10.83 Third Amendment, Extension and Reaffirmation Agreement, dated as of May 31, 1998, by and between the Company and Norwest Bank Minnesota, National Association.

       (12)10.84 Sixth Amended and Restated Revolving Note, dated as of May 31, 1998, by and between the Company and Norwest Bank Minnesota, National Association.

       (12)10.85 Consent and Reaffirmation of Guaranty, dated as of May 31, 1998, by and between the Company and Norwest Bank Minnesota, National Association.

       (12)10.86 Acquisition and Closing Agreement, dated as of June 9, 1998, by and between the Company and BF Holding Company.

       (12)10.87 Form of Option Agreement between the Company and BF Holding Company.

       (12)10.88 Revolving Construction and Development Loan Agreement, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

       (12)10.89 Development Note, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

       (12)10.90 Revolving Note, dated as of July 13, 1998, by and between the Company and U.S. Bank National Association.

           10.91 Amended and Restated Revolving Construction and Development Loan Agreement dated December 23, 1998 by and between the Company and U.S. Bank National Association.

           10.92 Fourth Amendment and Restatement of Promissory Note, dated as of December 23, 1998, of the Company and U.S. Bank National Corporation.

           10.93 Fourth Amendment to Letter Agreement, dated December 24, 1998, between the Company and U.S. Bank National Association.

           10.94 Letter dated March 1, 1999, from Patrick C. Wells to the Company, rescinding his Option Agreement and Option Provisions.

         (4)18.1 Letter on accounting change, PricewaterhouseCoopers LLP (formerly Coopers & Lybrand, LLP), dated May 12, 1995.

            27.0 Financial Data Schedule.

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

(10) Incorporated by reference to the Exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(12) Incorporated by reference to the Exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUNDGREN BROS. CONSTRUCTION, INC.


By:   /s/ Peter Pflaum
      ---------------------------
      Peter Pflaum

      Its President

Date: April 15, 1999
      ---------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                       Title                     Date
            ---------                       -----                     ----

/s/ Peter Pflaum                 President and Director           April 15, 1999
-----------------------------    (Principal Executive Officer)
Peter Pflaum                     (Principal Financial Officer)

/s/ Edmund M. Lundgren           Vice President and Director      April 15, 1999
-----------------------------
Edmund M. Lundgren

/s/ Allan D. Lundgren            Vice President, Secretary/       April 15, 1999
-----------------------------    Treasurer and Director
Allan D. Lundgren

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

                        LUNDGREN BROS. CONSTRUCTION, INC.
                                    FORM 10-K

                                INDEX TO EXHIBITS


The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

       Exhibit
       -------

         10.91 Amended and Restated Revolving Construction and Development Loan Agreement dated December 23, 1998, by and between the Company and U.S. Bank National Association.

         10.92 Fourth Amendment and Restatement of Promissory Note, dated as of December 23, 1998, of the Company and U.S. Bank National Association.

         10.93 Fourth Amendment to Letter Agreement, dated December 24, 1998, between the Company and U.S. Bank National Association.

         10.94 Letter dated March 1, 1999, from Patrick C. Wells to the Company, rescinding his Option Agreement and Option Provisions.

         27.0     Financial Data Schedule.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITORS' REPORT AS OF DECEMBER 31, 1997
   AND 1998 AND FOR THE YEARS THEN ENDED                                   49

REPORT OF INDEPENDENT ACCOUNTANTS
   FOR THE YEAR ENDED DECEMBER 31, 1996                                    50

CONSOLIDATED FINANCIAL STATEMENTS:
   Consolidated Balance Sheets as of December 31, 1997 and 1998            51
   Consolidated Statements of Operations and Retained Earnings for
      the Years Ended December 31, 1996, 1997, and 1998                    52
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1996, 1997, and 1998                                    53
   Notes to Consolidated Financial Statements                            54 - 65

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Lundgren Bros. Construction, Inc.


We have audited the accompanying consolidated balance sheets of Lundgren Bros. Construction, Inc. and Subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations and retained earnings and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 1996 and for the year then ended were audited by other auditors whose report, dated March 7, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lundgren Bros. Construction, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of Lundgren Bros. Construction, Inc.:

We have audited the accompanying consolidated statements of income and retained earnings and cash flows of Lundgren Bros. Construction, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lundgren Bros. Construction, Inc. and Subsidiaries for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 7, 1997

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------

                                                                          1997        1998
ASSETS

   Cash and cash equivalents                                            $  1,979    $  2,257
   Restricted cash                                                         1,947       2,662
   Receivables, net                                                        1,410       1,660
   Notes receivable - affiliates                                           1,066       1,465
   Deposits and prepaid expenses                                           3,042       2,528
   Inventories                                                            35,614      39,601
   Income taxes receivable                                                   334          --
   Land option and earnest money deposits                                  1,138       2,166
   Property and equipment, net                                             1,517       1,620
   Deferred income taxes                                                     206         513
   Other assets                                                            4,531       5,015
                                                                        --------    --------
                                                                        $ 52,784    $ 59,487
                                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Obligations under bank lines of credit                               $  7,457    $  3,499
   Debt obligations                                                       27,730      31,905
   Obligations under capital leases                                          447         424
   Accounts payable                                                        7,185       8,619
   Cost to complete sold homes                                               469       2,676
   Customer deposits                                                       1,060       2,200
   Accrued expenses                                                        1,687       1,889
   Income taxes payable                                                       --         813
                                                                        --------    --------
                                                                          46,035      52,025

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par value; authorized, 12,000 shares; issued and outstanding, 594 voting shares and 10,031 nonvoting shares
      (all stock is redeemable)                                               99          99
   Retained earnings                                                       6,650       7,363
                                                                        --------    --------
                                                                           6,749       7,462
                                                                        --------    --------
                                                                        $ 52,784    $ 59,487
                                                                        ========    ========

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------

                                                                 1996         1997         1998
REVENUES                                                       $ 69,798     $ 68,658     $ 91,296

COST OF REVENUES                                                 59,052       60,839       80,323
                                                               --------     --------     --------
            Gross profit                                         10,746        7,819       10,973

OPERATING EXPENSES:
   Selling                                                        2,728        2,712        3,192
   General and administrative                                     4,510        3,816        4,624
                                                               --------     --------     --------

                                                                  3,508        1,291        3,157

OTHER INCOME (EXPENSES):
   Interest                                                      (1,811)      (2,450)      (2,268)
   Other, net                                                       168           23          196
                                                               --------     --------     --------
            Income (loss) from continuing operations before
               income taxes                                       1,865       (1,136)       1,085

INCOME TAX PROVISION (BENEFIT)                                      709         (489)         372
                                                               --------     --------     --------
            Income (loss) from continuing operations              1,156         (647)         713
                                                               --------     --------     --------

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
   Loss from operations                                            (104)          --           --
   Estimated loss on disposal                                       (41)          --           --
                                                               --------     --------     --------
            Loss from discontinued operations                      (145)          --           --
                                                               --------     --------     --------

NET INCOME (LOSS)                                                 1,011         (647)         713

RETAINED EARNINGS AT BEGINNING OF YEAR                            6,286        7,297        6,650
                                                               --------     --------     --------

RETAINED EARNINGS AT END OF YEAR                               $  7,297     $  6,650     $  7,363
                                                               ========     ========     ========

INCOME (LOSS) PER SHARE - basic and diluted:
   Continuing operations                                       $    109     $    (61)    $     67
   Discontinued operations                                          (14)          --           --
                                                               --------     --------     --------

   Net income (loss)                                           $     95     $    (61)    $     67
                                                               ========     ========     ========

SHARES USED IN COMPUTING INCOME
   PER SHARE - basic and diluted                                 10,625       10,625       10,625
                                                               ========     ========     ========

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                                                              1996         1997         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $  1,011     $   (647)    $    713
   Loss from discontinued operations                                             145           --           --
                                                                            --------     --------     --------
            Income (loss) from continuing operations                           1,156         (647)         713
   Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by continuing operating activities:
      Depreciation and amortization                                              386          331          402
      Amortization of debt issuance costs                                         68          120          120
      Increase in cash surrender value of life insurance                        (486)        (440)        (437)
      Deferred income taxes                                                      (55)        (140)        (307)
      (Gain) loss on disposal of property and equipment                           (3)          --           10
      Gain on sale of investment                                                (123)          --           --
      Changes in operating assets and liabilities                             (2,084)       2,527        1,171
                                                                            --------     --------     --------
            Net cash (used in) provided by continuing
               operating activities                                           (1,141)       1,751        1,672

   Net cash used in discontinued operations                                     (374)        (115)          --
                                                                            --------     --------     --------
            Net cash (used in) provided by operating activities               (1,515)       1,636        1,672

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                      (343)        (365)        (522)
   Proceeds on disposal of property and equipment                                  4           57            7
   Proceeds from sale of investment                                              159           --           --
   Other                                                                          14           (8)           5
                                                                            --------     --------     --------
            Net cash used in investing activities                               (166)        (316)        (510)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bank lines of credit                                         34,616       32,705       36,548
   Payment of principal on bank lines of credit                              (35,279)     (28,235)     (40,506)
   Proceeds from debt obligations                                             45,914       40,687       58,784
   Payment of principal on debt obligations                                  (44,786)     (45,669)     (55,687)
   Payment of principal on capital lease obligations                              (6)         (52)         (23)
   Payment of debt issuance costs                                               (509)         (30)          --
                                                                            --------     --------     --------
            Net cash used in financing activities                                (50)        (594)        (884)
                                                                            --------     --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,731)         726          278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,984        1,253        1,979
                                                                            --------     --------     --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  1,253     $  1,979     $  2,257
                                                                            ========     ========     ========

See notes to consolidated financial statements.

LUNDGREN BROS. CONSTRUCTION, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

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

          CONCENTRATION OF ASSETS AND CREDIT RISK - The Company holds substantially all of its cash, cash equivalents, and restricted cash in two financial institutions with approximately 99% of these funds being held in the Company's principal banking institution at December 31, 1997 and 1998. At times, these balances may be in excess of the FDIC insurance limit. In addition, substantially all of the cash surrender value of life insurance policies is with one insurance company.

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

          INVENTORIES - The Company measures any impairments of its inventories of land held for future development, land under development, developed land, and homes under construction as the amount by which carrying value exceeds the fair value of the asset. Fair value is the amount at which a property could be bought or sold (less transaction costs) in a current transaction between willing parties. Model home inventories are homes which are constructed for showcasing and marketing the Company's product offerings. Model home inventories are measured for impairment based upon the amount by which carrying value exceeds fair value less costs to sell. Provisions to reduce land and housing inventories to the lower of cost or fair value less costs to sell were not significant for all periods presented. Sold units are expensed on a specific identification basis as cost of sales. Included in inventories are related interest and property taxes.

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

          LONG LIVED ASSETS - Impairment of long-lived assets is reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

          PER SHARE AMOUNTS - Per share amounts are computed by dividing net income or loss by the weighted average number of shares of voting and nonvoting common stock outstanding during each period. The number of weighted average outstanding shares of common stock for 1996, 1997, and 1998 are 10,625 shares. The basic and diluted amounts are the same because the Company had no dilutive securities outstanding for all periods presented.

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

          FINANCIAL INSTRUMENTS - The Company believes that fair value approximates recorded values for such financial instruments as cash and cash equivalents, trade receivables and payables, short-term debt and option deposits because of the typically liquid, short-term nature, market rate terms, and lack of specific concentration of these instruments. The fair value of the 1993 and 1996 subordinated debentures cannot be readily determined as they are not actively traded on the open market.

          NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires enterprises to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. The Company adopted SFAS No. 130 during 1998, and there were no items of other comprehensive income for all periods presented.

          In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, replacing SFAS No. 14 and its amendments. This standard requires enterprises to report certain information about products and services, activities in different geographic areas, reliance on major customers, and to disclose certain operating segment information in their financial statements. Operating segments are components of an enterprise for which financial information is available and evaluated by the enterprise's chief operating decision-maker in allocating resources and assessing performance. The Company adopted SFAS No. 131 during 1998. The Company has determined that it operates in one segment. In addition, all long lived assets are located in, and all revenue is derived from, customers within Minnesota.

          During 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is effective for the Company in 2000. The Company is currently evaluating the impact, if any, of this statement.

          RECLASSIFICATIONS -- Certain reclassifications were made to the December 31, 1997 consolidated financial statements in order to conform to the presentation of the December 31, 1998 consolidated financial statements. These reclassifications had no impact on consolidated net income or retained earnings as previously reported.

2.        SELECTED FINANCIAL DATA

                                                                               December 31
                                                                            -----------------
                                                                             1997      1998

          Receivables:
             Trade                                                          $ 1,014   $   724
             Escrows                                                            336       623
             Contracts and notes                                                  6         3
             Employees and officers                                              37        16
             Other                                                               72       399
                                                                            -------   -------
                                                                              1,465     1,765
             Less allowance for doubtful accounts                                55       105
                                                                            -------   -------
                                                                            $ 1,410   $ 1,660
                                                                            =======   =======

          Approximate amount of receivables due within one year             $ 1,410   $ 1,660
                                                                            =======   =======

          Inventories:
             Homes under construction                                       $13,808   $19,813
             Model homes                                                        492     2,138
             Developed lots                                                  12,338    10,741
             Land under development                                              --     1,057
             Land held for future development                                 8,976     5,852
                                                                            -------   -------
                                                                            $35,614   $39,601
                                                                            =======   =======

          Property and equipment:
             Land                                                           $   193   $   193
             Building and leasehold improvements                              1,427     1,452
             Furniture and fixtures                                           1,080     1,449
             Equipment                                                          687       742
                                                                            -------   -------
                                                                              3,387     3,836
             Less accumulated depreciation and amortization                   1,870     2,216
                                                                            -------   -------
                                                                            $ 1,517   $ 1,620
                                                                            =======   =======

          Other assets:
             Cash surrender value of life insurance                         $ 3,545   $ 3,982
             Debt issuance costs, net of accumulated amortization of
                $320 and $440 at December 31, 1997 and 1998, respectively       758       638
             Other                                                              228       395
                                                                            -------   -------
                                                                            $ 4,531   $ 5,015
                                                                            =======   =======

                                                                                                          December 31
                                                                                                ------------------------------
                                                                                                    1997              1998

          Accrued expenses:
             Payroll, bonuses, and payroll taxes                                                $        609      $      1,147
             Other                                                                                     1,078               742
                                                                                                ------------      ------------
                                                                                                $      1,687      $      1,889
                                                                                                ============      ============

                                                                                                 December 31
                                                                              ------------------------------------------------
                                                                                  1996              1997              1998

          Interest expense:
             Interest                                                         $      3,578      $      4,104      $      4,380
             Less capitalized interest                                              (1,835)           (1,774)           (2,232)
             Amortization of debt issuance costs                                        68               120               120
                                                                              ------------      ------------      ------------
                                                                              $      1,811      $      2,450      $      2,268
                                                                              ============      ============      ============

          Other income (expense):
             Gain on sale of investment                                       $        123      $         -       $        -
             Other, net                                                                 45                23               196
                                                                              ------------      ------------      ------------
                                                                              $        168      $         23      $        196
                                                                              ============      ============      ============

                                                                                                 December 31
                                                                              ------------------------------------------------
                                                                                  1996              1997              1998

          Changes in operating assets and liabilities:
             Restricted cash                                                  $       (256)     $       (875)     $       (715)
             Receivables                                                              (229)             (144)             (209)
             Deposits and prepaid expenses                                            (871)             (456)              (18)
             Inventories                                                               420             4,203            (3,099)
             Land option and earnest money deposits                                    126              (343)             (746)
             Other assets                                                              (11)              (91)             (172)
             Accounts payable                                                       (1,294)            1,359             1,434
             Cost to complete sold homes                                              (256)             (486)            2,207
             Customer deposits                                                        (157)             (189)            1,140
             Accrued expenses                                                          431              (213)              202
             Income taxes                                                               13              (238)            1,147
                                                                              ------------      ------------      ------------
                                                                              $     (2,084)     $      2,527      $      1,171
                                                                              ============      ============      ============

          Cash paid (received) for:
             Interest, net of amount capitalized                              $      1,408      $      2,224      $      2,299
             Income taxes                                                     $        816      $       (112)     $       (468)

          The Company acquired land for development under promissory notes with the sellers aggregating $4,318, $2,242, and $305 for the years ended December 31, 1996, 1997, and 1998, respectively.

3.        DISCONTINUED OPERATIONS

          Effective November 30, 1996, the Company adopted a plan to discontinue operations of its remodeling division. Accordingly, the 1996 statement of operations reports separately the operating results of the division.

          In 1996, the Company recognized a loss on disposal of $41, net of income taxes of $25, consisting of an estimated loss on disposal of business assets of $1 and a provision of $40 for anticipated operating losses until disposal. The disposal of the discontinued operation was completed in early 1997 without incurring additional losses.

          The following is a summary of operating results of the discontinued operation for the year ended December 31:

                                                                   1996

          Sales                                                  $ 3,772
          Loss before income taxes                                 (169)
          Loss from discontinued operations                        (104)

4.        RELATED PARTY TRANSACTIONS

          In May and September 1997, the Company sold $1,330 of undeveloped land and capitalized land development costs to two Limited Liability Corporations (LLC) related through common ownership, in exchange for $1,145 notes receivable and one LLC assumed two land mortgages totaling $182. In May 1998, the Company accepted a note receivable from another related LLC for land development costs totaling $229. The notes receivable are due on demand and mature in December 31, 1999 with interest payable at 1% above the prime rate. The outstanding balance was $1,066 and $1,297 as of December 31, 1997 and 1998, respectively. The LLCs will develop the land and the Company has option agreements with the LLCs that gives the Company exclusive rights, but no obligation, to purchase the developed lots under terms similar to other agreements with nonrelated parties.

5.        EQUITY INVESTMENTS

          At December 31, 1997 and 1998, the Company had a minority ownership interest in a land investment partnership and a partnership which owns the office building the Company leases (Note 7). During 1996, the Company sold its minority interest in another land investment partnership and recognized a gain of $123. These investments are accounted for by the equity method. The Company's aggregate investment in these partnerships was approximately $136 and $164 at December 31, 1997 and 1998, respectively. The Company's share of the partnerships' operating results was approximately $11, $13, and $33 for the years ended December 31, 1996, 1997, and 1998, respectively.

6.        LINES OF CREDIT AND DEBT OBLIGATIONS

          The Company has a working capital line of credit of $4,750 subject to renewal May 31, 1999, with interest at 0.5% over the prime rate on borrowings up to the aggregate net cash surrender value of life insurance policies pledged and 1.25% over the prime rate on additional borrowings. At December 31, 1998, borrowings under the line of credit are limited to $4,482, which is the sum of the current amount of cash surrender value of assigned life insurance plus $500. The line is due on demand. Term life insurance on the major stockholder and the cash surrender value of other life insurance are pledged as collateral, and the line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $3,083 and $658 at December 31, 1997 and 1998, respectively. The agreement prohibits the payment of dividends and requires at least 90% of the Company's cash and cash equivalents to be held in accounts of the lending financial institution.

          The Company also has a working capital line of credit, based on a borrowing base formula of finished lots held in inventory not to exceed $3,500, expiring June 30, 1999, with interest at 3% over the prime rate, due on demand. At December 31, 1998, borrowings under the line of credit are limited to $2,767 based on the borrowing base formula. Lots held in inventory are pledged as collateral and this line also is personally guaranteed by the stockholders. The line of credit is subordinated to other debt on the lots held in inventory. The Company had an outstanding balance on the line of credit of $3,344 and $1,536 at December 31, 1997 and 1998, respectively.

          The Company also has a working capital line of credit of $1,500, due on demand, subject to renewal May 31, 1999, with interest at 1% over the prime rate. At December 31, 1998, borrowings under the line of credit are limited to the lesser of $1,500, or the sum of the aggregate fair market value of cash equivalents deposited at the financial institution, plus $300. The cash equivalents deposited at this financial institution are pledged as collateral and this line is personally guaranteed by the stockholders. The Company had an outstanding balance on the line of credit of $930 and $1,230 at December 31, 1997 and 1998, respectively.

          A subsidiary of the Company has a working capital line of credit of $125 subject to renewal April 15, 1999, with interest at 4.5% over the three-month U.S. treasury bill interest rate (5.5% and 4.5% at December 31, 1997 and 1998, respectively), due on demand. The Company had an outstanding balance on the line of credit of $100 and $75 at December 31, 1997 and 1998, respectively.

          The prime rate was 8.50% and 7.75% at December 31, 1997 and 1998, respectively.

          Other debt obligations at December 31, 1997 and 1998 are as follows:

                                                                                                               December 31
                                                                                                     ------------------------------
                                                                                                         1997              1998

          Construction loans on single family homes, with interest at 1%
             to 3% above the prime rate                                                              $      9,253      $     15,254
          Development loans, with interest at 2% to 5% above the prime rate,
             but not to be less than 8% or more than 18%                                                    6,128             7,282
          Promissory notes, with interest at 6% to 10.5%                                                    4,658             1,961
          1996 subordinated debenture series, with interest at 11%                                          3,000             3,000
          1993 subordinated debenture series, with interest at 10%                                          2,945             2,945
          Street, sewer, and water assessments on land under development
             and lots held for sale, with interest at 7% to 11%                                             1,047               864
          Installment loans, with interest from 5.9% to 11%                                                   622               599
          Other                                                                                                77                -
                                                                                                     ------------      ------------
                                                                                                     $     27,730      $     31,905
                                                                                                     ============      ============

          The construction loans, development loans, and promissory notes are collateralized by substantially all of the Company's inventories, and in some instances, the personal guarantees of the stockholders on the development loans. The installment loans are collateralized by transportation and computer equipment.

          The 1996 subordinated debenture series is due in 2004 and includes terms for early redemption by the Company beginning in 1999. The indenture is subordinated to all of the Company's senior indebtedness, as defined in the agreement. Under terms of the indenture, the Company is prohibited from declaring or paying any dividend on its stock or making any other distribution on any equity securities of the Company. In addition, the indenture includes covenants that require the Company to maintain a minimum tangible net worth and a ratio of debt to tangible net worth as defined in the indenture and certain restrictions on business mergers and sale or acquisition of assets.

          The 1993 subordinated debenture series is due in 2003 and includes terms for early redemption by the Company. The indenture is subordinated to all of the Company' senior indebtedness, as defined in the agreement. Under terms of the indenture, the Company is prohibited from declaring or paying any dividend on its stock or making any other distribution on any equity securities of the Company. In addition, the indenture includes certain restrictions on business mergers, sale or acquisition of assets, and compensation of executive officers.

          The weighted average interest rate on short-term borrowings was 10.02% and 9.82% at December 31, 1997 and 1998, respectively.

          The approximate principal payments on obligations, based on the scheduled maturity dates at December 31, 1998, are set forth by year below.

          1999                                                $      17,191
          2000                                                        3,463
          2001                                                        2,338
          2002                                                        2,637
          2003                                                        2,945
          Thereafter                                                  3,331
                                                              -------------
                                                              $      31,905
                                                              ==============


7.        LEASING ARRANGEMENTS

          The Company is obligated for the rental of its primary office building from an affiliated partnership (Note 5), other office and warehouse buildings and certain equipment under noncancelable capital and operating leases which expire at various dates to 2009. The rent on the primary office building is escalated based on changes in the local consumer price index.

          CAPITAL LEASES - Minimum future lease obligations under capital lease for the Company's primary office building as of December 31, 1998, are as follows:

          Year ending December 31:
             1999                                                                                       $        117
             2000                                                                                                117
             2001                                                                                                117
             2002                                                                                                117
             2003                                                                                                117
             2004 to 2009                                                                                        682
                                                                                                        ------------
          Total minimum lease payments                                                                         1,267
          Less amount representing interest and consumer price index adjustment                                  843
                                                                                                        ------------
          Present value of minimum lease payments                                                       $        424
                                                                                                        ============

          Capital lease and real estate tax payments to the affiliated partnership were $141, $150, and $153 for the years ended December 31, 1996, 1997, and 1998, respectively.

          The cost and accumulated amortization of a building and equipment under capital leases were $607 and $369 at December 31, 1997, and $607 and $389 at December 31, 1998, respectively.

          OPERATING LEASES - The Company leases model homes, agreements under which the Company is committed to rentals of $83 in 1999. The Company also leases vehicles, for which rentals are committed of $42 in 1999. In addition, the Company leases an office and warehouse building with annual base rentals of approximately $40 through April 1999. Certain equipment is leased under operating leases with terms of one year or less. Rental expense was approximately $217, $397, and $764 for the years ended December 31, 1996, 1997, and 1998, respectively.

8.        LAND OPTION AND EARNEST MONEY DEPOSITS

          The Company has entered into option and purchase agreements to acquire lots in residential housing development and land for future development. Payments and deposits made under these agreements are as follows:

                                                             December 31
                                                      ------------------------
                                                         1997           1998

          Option payments                             $   1,138      $   2,066
          Earnest money deposits                             -             100
                                                      ---------      ---------
                                                      $   1,138      $   2,166
                                                      =========      =========

          On exercise of the option, option payments are generally applied to the purchase price of land acquired in accordance with the terms of the agreement.

          Earnest money deposits are to be credited against future purchases. The Company had contingent land purchase commitments totaling approximately $3,630 at December 31, 1998, related to the earnest money deposits.

9.        BENEFIT PLANS

          DISCRETIONARY BONUS PLAN - The Company has discretionary bonus programs for certain officers and key management employees. The executive committee of the Board annually determines the amounts of the bonuses to be paid. Bonuses paid under these programs were $260 and $398 for the years ended December 31, 1996 and 1998, respectively. There were no bonuses paid in 1997.

          RETIREMENT PLAN - The Company has a qualified contributory retirement plan (the Plan) under Section 401(k) of the Internal Revenue Code which covers all full-time employees who meet certain eligibility requirements. Voluntary contributions are made to the Plan by the employees and Company matching contributions are made at the discretion of the Board of Directors. Company matching contributions of approximately $54, $45, and $61 were made for the years ended December 31, 1996, 1997, and 1998, respectively.

          In addition, the Plan allows the Company to make discretionary profit-sharing contributions to the Plan up to the maximum amount deductible for income tax purposes. No profit-sharing contributions were made for the years ended December 31, 1996, 1997, or 1998.

10.       INCOME TAXES

          The components of the provision for income taxes for the years ended December 31, 1996, 1997, and 1998 are as follows:

                                                                                                   December 31
                                                                                            -------------------------
                                                                                            1996       1997     1998

Currently payable (receivable):
   Federal                                                                                  $ 579     $(355)    $ 605
   State                                                                                      185         6        74
Deferred                                                                                      (55)     (140)     (307)
                                                                                            -----     -----     -----
      Income tax provision for continuing operations                                          709      (489)      372

Income tax provision for:
   Discontinued operations                                                                    (90)       --        --
                                                                                            -----     -----     -----
                                                                                            $ 619     $(489)    $ 372
                                                                                            =====     =====     =====

          Net deferred income tax assets include the following:

Depreciation                                                                                $  95     $  97     $ 136
Accrued bonus pay                                                                              38        --        --
Discontinued operations                                                                        25        --        --
Interest expensed on land mortgages                                                          (259)     (291)     (299)
Estimated costs to complete lots sold                                                          90       108       411
Accrued vacation pay                                                                           44        48        67
Inventory capitalization                                                                       53        86       116
Allowance for doubtful accounts receivable                                                     21        22        46
Accrued warranty                                                                               19        19        38
State net operating loss carryforward (expiring 2012)                                          --       115        --
Other                                                                                           4         2        (2)
                                                                                            -----     -----     -----
                                                                                            $ 130     $ 206     $ 513
                                                                                            =====     =====     =====

          The reconciliation of the statutory federal income tax rate with the effective income tax rate for continuing operation is as follows:

                                                                                                    December 31
                                                                                             -------------------------
                                                                                             1996      1997      1998

          Statutory income tax rate                                                          35.0%    (35.0)%    35.0%

          Increase (reduction) in tax resulting from:
              State taxes, net of federal benefits                                            7.2      (9.8)      5.8
              Increase in cash surrender value of life insurance
                 policies in excess of policy premiums paid                                  (3.6)     (4.0)     (3.4)
              Effect of graduated rate                                                       (1.0)      1.0      (1.0)
              Other                                                                            .4       4.8      (2.1)
                                                                                             ----     -----      ----
                                                                                             38.0%    (43.0)%    34.3%
                                                                                             ====     =====      ====

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

12.       COMMITMENTS AND CONTINGENCIES

          The Company is a defendant in a number of lawsuits arising out of the normal course of business of the Company. In the opinion of management, the ultimate resolution of such litigation will not result in any material adverse impact to the financial statements of the Company.

13.       SUBSEQUENT EVENT

          On February 16, 1999, the company's shareholders entered into a nonbinding agreement with a third party to sell all of the issued and outstanding shares of the Company. Among other things, the transaction is subject to the execution of a definitive agreement and satisfactory completion of due diligence. There can be no assurance that the transaction will be completed as contemplated.

                                   * * * * * *